Form 10-Q
period 1995-03-31
ZYCAD CORP
filed 1995-05-15
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

      X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
- - - - ------------  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

- - - - ------------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ---------------------------

Commission File Number:   0-13244



                  -----------------------------------------



                                ZYCAD CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                            41-1404495
- - - - -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)



47100 Bayside Parkway, Fremont, California                                94538
- - - - -------------------------------------------------------------------------------
 (Address of principal executive offices)                            (ZIP Code)



           Registrant's telephone number, including area code:  510-623-4400


                        ---------------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes  X                         No
                         -----                         -----

On May 10, 1995, there were 19,358,748 shares of the Registrant's common stock outstanding.

                                                 PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements

                                                     ZYCAD CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (IN THOUSANDS)

                                                                   March 31, 1995      December 31, 1994
                                                                   --------------      -----------------
                                                                    (unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                       $ 3,903              $ 2,861
       Short-term investments                                              225                  225
       Accounts receivable, net                                         10,427               12,481
       Inventories                                                         880                  948
       Other current assets                                              1,316                1,134
                                                                       -------              -------
          Total current assets                                          16,751               17,649
Property and equipment, net                                              6,578                7,224
Purchased technology                                                     1,310                1,370
Other assets                                                             3,529                3,582
                                                                       -------              -------

          Total assets                                                 $28,168              $29,825
                                                                       -------              -------
                                                                       -------              -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Bank borrowings under line of credit                             $  897              $ 2,897
       Current portion of debt obligations                                 980                  998
       Accounts payable                                                  2,717                2,516
       Accrued expenses                                                  4,249                4,368
       Asset write-downs and staff reductions                              987                1,792
       Deferred  revenues                                                3,675                3,457
                                                                       -------              -------
          Total current liabilities                                     13,505               16,028
       Other long-term liabilities                                         400                  408
       Non-current portion of debt obligations                           1,664                1,874
                                                                       -------              -------
          Total liabilities                                             15,569               18,310
                                                                       -------              -------
Stockholders' equity:
       Common stock, par value $.10                                      1,907                1,903
       Additional paid-in capital                                       46,782               46,739
       Notes Receivable from Stock Option                                 (900)                (900)
       Accumulated translation adjustments                                 201                 (156)
       Accumulated deficit                                             (35,391)             (36,071)
                                                                      ---------             --------
          Total stockholders' equity                                    12,599               11,515
                                                                      --------              --------
          Total liabilities and
          stockholders' equity                                         $28,168              $29,825
                                                                       -------              -------
                                                                       -------              -------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ZYCAD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                     (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       1995           1994
                                                       ----           ----
Revenues:
    Product                                         $  7,333       $  7,204
    Service                                            5,231          5,041
                                                    --------       --------
        Total revenues                                12,564         12,245
                                                    --------       --------
Cost of revenues:
    Product                                            1,808          2,265
    Service                                            2,598          2,700
                                                    --------       --------
        Total cost of revenues                         4,406          4,965
                                                    --------       --------
        Gross profit                                   8,158          7,280
                                                    --------       --------

Operating expenses:
    Sales and marketing                                3,781          4,240
    Research and development                           2,721          2,470
    General and administrative                           719            566
                                                    --------       --------
        Total operating expenses                       7,221          7,276
                                                    --------       --------
Operating income                                         937              4
                                                    --------       --------

Other income (expense):
    Interest income                                       58             17
    Interest expense                                    (191)           (26)
    Other                                               (124)            70
                                                    ---------       --------
        Other income (expense), net                     (257)            61
                                                    ---------       --------
Net income                                          $    680       $     65
                                                    --------       --------
                                                    --------       --------

Net income per share                                $    .04       $    ---
                                                    --------       --------


Average common and common
    equivalent shares outstanding                     19,348         18,231
                                                    --------       --------
                                                    --------       --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (unaudited)

                                                                             Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                           1995            1994
                                                                           ----            ----
Operating activities:
    Net  income                                                         $    680        $     65
                                                                        --------        --------

    Adjustments to reconcile income to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                          1,286           1,019
    Sales under capital leases                                               ---             (50)
    Changes in assets and liabilities:
       Accounts receivable                                                 2,422          (3,178)
       Inventories                                                            68              20
       Other assets, net                                                    (392)           (718)
       Accounts payable and accrued expenses                                 (93)            320
       Asset write-downs and staff reductions                               (805)            ---
       Deferred revenue                                                       93             (62)
                                                                        --------         --------
          Total adjustments                                                2,579          (2,649)
                                                                        --------         --------

          Net cash provided by (used in) operating activities              3,259          (2,584)
                                                                        --------         --------

Investing activities:
    Capital expenditures                                                    (238)           (646)
    Collections from capital leases                                          253             142
    Capitalized software                                                    (200)           (450)
    Short-term investment proceeds, net                                      ---             136
                                                                        ---------        --------

          Net cash used by investing activities                             (185)           (818)
                                                                        ---------        --------

Financing activities:
    Proceeds from issuance of common stock                                    47           3,160
    Decrease in bank debt                                                 (2,000)            ---
    Increase (reduction) of equipment financing debt                        (228)          1,323
                                                                        ---------        --------

          Net cash provided by (used in) financing activities             (2,181)          4,483
                                                                        ---------        --------

Effect of exchange rate changes on cash and cash equivalents                 149             (16)
                                                                        --------         --------

Net increase in cash and cash equivalents                                  1,042           1,065

Cash and cash equivalents beginning of period                              2,861           3,790
                                                                        --------        --------

Cash and cash equivalents end of period                                  $ 3,903         $ 4,855
                                                                        --------        --------
                                                                        --------        --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ZYCAD CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Financial Statements:

     The unaudited condensed consolidated financial statements of Zycad Corporation for the three months ended March 31, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1994 Annual Report on Form 10-K.


2.   Net Income Per Share:

     Per-share data is computed by using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, as applicable during each period.


3.   Inventories consisted of (in 000's):

                                                    March 31, 1994      December 31, 1994
                                                    --------------      -----------------

                                   Finished goods       $   221            $  211
                                   Raw materials            659               737
                                                        -------            ------
                                                        $   880            $  948
                                                        -------            ------
                                                        -------            ------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     REVENUES

     Total revenues for the first quarter 1995 were $12.6 million, an increase of 3% compared to the first quarter 1994. Product revenue increased 2%, however excluding the revenues reported in 1994 for the Paradigm ViP product discontinued in December 1994, product revenue increased 10% compared to last year principally due to increased demand for the Paradigm XP. Service revenue increased 4% compared to first quarter 1994, primarily due to higher average prices per service contract.


     GROSS PROFIT

     Overall gross profit for the first quarter 1995 was $8.2 million and 65% compared to $7.3 million and 60% in the same period in 1994. Product gross profit increased $.6 million primarily due to a more margin favorable product mix in 1995 compared to 1994. Service gross profit increased $.3 million principally due to an increase in service revenue and maintaining cost levels.

OPERATING EXPENSES

     SALES AND MARKETING

     Sales and marketing expenses declined $.5 million or 11% in the first quarter of 1995 compared to the same period in 1994 primarily due to lower levels of staffing, particularly in marketing.


     RESEARCH AND DEVELOPMENT

     Research and development expenses increased $.3 million in the first quarter 1995 compared to the first quarter 1994 principally due to a lower level of capitalized software development costs in 1995 compared to last year.


     GENERAL AND ADMINISTRATIVE

     General and administrative expense in first quarter 1995 increased $.2 million in 1995 compared to the same period in 1994 primarily due to increased staffing and consulting expenses related to research projects in the FPGA market.

     OTHER INCOME/EXPENSE

     Other expense increased $.3 million in 1995 compared to the first quarter of 1994 primarily due to higher interest payments resulting from an increase in borrowings under the Company's bank line of credit and a higher level of equipment financing debt.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995 the Company's working capital was $3.2 million compared to $1.6 million at December 31, 1994. Combined cash and short-term investments increased $1.0 million during the first three months of 1994 primarily due to income from operations and a $2.1 million reduction in accounts receivable, partially offset by a $2.0 million paydown of bank debt and payments related to the year-end restructuring accruals. The decline in accounts receivable is principally due to a higher level of collections related to first quarter revenue compared to collections during the fourth quarter.

     Management believes that the current level of working capital, together with the funds generated from operations and the availability of funds under the Company's $4.0 million bank line-of-credit will be adequate to finance the Company's operating needs in the foreseeable future. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders .

                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.


      (a)   Exhibits:

            None.


      (b)   Reports on Form 8-K:

            None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ZYCAD CORPORATION




                                            /s/ Peter J. Cassidy
                                            -----------------------------------
                                            Peter J. Cassidy
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Authorized Officer of the Registrant

Dated:  May 10, 1995