Form 10-Q
period 1995-06-30
ZYCAD CORP
filed 1995-08-11
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
- ------------   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

- ------------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------





Commission File Number:   0-13244





                     ---------------------------------------





                                ZYCAD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             41-1404495
- -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)



47100 BAYSIDE PARKWAY, FREMONT, CALIFORNIA                                94538
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                            (ZIP Code)




        Registrant's telephone number, including area code:  510-623-4400


                      -------------------------------------


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


On August 1, 1995, there were 19,459,652 shares of the Registrant's common stock outstanding.

                          PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements
                                ZYCAD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                             June 30, 1995      December 31, 1994
                                                                                            ---------------     -----------------
                                                                                              (unaudited)
ASSETS
- ------
Current assets:
      Cash and cash equivalents                                                                  $ 4,043                $ 2,861
      Short-term investments                                                                         225                    225
      Accounts receivable, net                                                                    10,870                 12,481
      Inventories                                                                                    840                    948
      Other current assets                                                                         1,411                  1,134
                                                                                                ---------              ---------
           Total current assets                                                                   17,389                 17,649
Property and equipment, net                                                                        5,984                  7,224
Purchased technology                                                                               1,249                  1,370
Other assets                                                                                       3,768                  3,582
                                                                                                ---------              ---------

           Total assets                                                                          $28,390                $29,825
                                                                                                ---------              ---------
                                                                                                ---------              ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
      Borrowings under line of credit                                                            $   890                $ 2,897
      Current portion of debt obligations                                                            836                    998
      Accounts payable                                                                             2,364                  2,516
      Accrued expenses                                                                             4,038                  4,368
      Asset write-downs and staff reductions                                                         842                  1,792
      Deferred revenues                                                                            3,952                  3,457
                                                                                                ---------              ---------
           Total current liabilities                                                              12,922                 16,028
Other long-term liabilities                                                                          293                    408
Non-current portion of debt obligations                                                            1,454                  1,874
                                                                                                ---------              ---------
           Total liabilities                                                                      14,669                 18,310
                                                                                                ---------              ---------
Stockholders' equity:
      Common stock, par value $.10                                                                 1,944                  1,903
      Additional paid-in capital                                                                  47,148                 46,739
      Notes receivable from stock options                                                           (900)                  (900)
      Accumulated translation adjustments                                                            179                   (156)
      Accumulated deficit                                                                        (34,650)               (36,071)
                                                                                                ---------              ---------
           Total stockholders' equity                                                             13,721                 11,515
                                                                                                ---------              ---------

           Total liabilities and stockholders' equity                                            $28,390                $29,825
                                                                                                ---------              ---------
                                                                                                ---------              ---------




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ZYCAD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
                                   (unaudited)






                                                                                    Three Months Ended           Six Months Ended
                                                                                         June 30,                    June 30,
                                                                                 ------------------------     ----------------------


                                                                                    1995         1994           1995         1994
                                                                                 ----------   -----------     ---------    ---------
Revenues:
  Product                                                                          $ 7,412       $8,638        $14,745      $15,842
  Service                                                                            5,236        4,869         10,467        9,910
                                                                                 ----------   -----------     ---------    ---------
     Total revenues                                                                 12,648       13,507         25,212       25,752
                                                                                 ----------   -----------     ---------    ---------
Cost of revenues:
  Product                                                                            1,661        2,263          3,469        4,528
  Service                                                                            2,655        2,725          5,253        5,425
                                                                                 ----------   -----------     ---------    ---------
     Total cost of revenues                                                          4,316        4,988          8,722        9,953
                                                                                 ----------   -----------     ---------    ---------
     Gross Profit                                                                    8,332        8,519         16,490       15,799
                                                                                 ----------   -----------     ---------    ---------
Operating expenses:
  Sales and marketing                                                                4,205        5,207          7,986        9,446
  Research and development                                                           2,585        2,582          5,306        5,052
  General and administrative                                                           705          646          1,424        1,213
                                                                                 ----------   -----------     ---------    ---------
  Total operating expenses                                                           7,495        8,435         14,716       15,711
                                                                                 ----------   -----------     ---------    ---------

Operating income                                                                       837           84          1,774           88
                                                                                 ----------   -----------     ---------    ---------

Other income (expense):
  Interest income                                                                       59           66            117           83
  Interest expense                                                                    (124)         (71)          (315)         (80)
  Other                                                                               ( 31)          29           (155)          82
                                                                                 ----------   -----------     ---------    ---------
     Other, net                                                                       ( 96)          24           (353)          85
                                                                                 ----------   -----------     ---------    ---------

Net income                                                                         $   741      $   108         $1,421      $   173
                                                                                 ----------   -----------     ---------    ---------
                                                                                 ----------   -----------     ---------    ---------

Net income per share                                                               $   .04        $ .01         $  .07       $  .01
                                                                                 ----------   -----------     ---------    ---------
                                                                                 ----------   -----------     ---------    ---------


Shares used in per share
  computation                                                                       20,318       19,744         20,392       19,876
                                                                                 ----------   -----------     ---------    ---------
                                                                                 ----------   -----------     ---------    ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                                 ----------------------
                                                                                                    1995        1994
Operating activities:
  Net Income                                                                                     $   1,421   $    173
                                                                                                 ---------   --------

Adjustments to reconcile income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                                                   2,314      2,043
     Sales under capital leases                                                                       (904)       (50)
Changes in assets and liabilities:
  Accounts receivable                                                                                2,095     (2,751)
  Inventories                                                                                          108        494
  Other assets, net                                                                                     10     (1,288)
  Accounts payable and accrued expenses                                                             (1,708)       567
  Deferred revenue                                                                                     355        754
                                                                                                 ---------   --------
     Total adjustments                                                                               2,270       (231)
                                                                                                 ---------   ---------

     Net cash provided (used) by operating activities                                                3,691        (58)
                                                                                                 ---------   ---------



Investing activities:
  Capital expenditures                                                                                (541)    (2,068)
  Collections from capital leases                                                                      502        255
  Capitalized software                                                                                (400)    (1,200)
  Short-term investment, proceeds, net                                                                ----        233
                                                                                                 ---------   --------
     Net cash used by investing activities                                                            (439)    (2,780)
                                                                                                 ----------  ---------


Financing activities:
  Proceeds from issuance of common stock                                                               450      3,214
  Increase (decrease) of equipment financing debt                                                     (590)       758
  Reduction of bank debt                                                                            (2,000)      ----
                                                                                                 ----------  --------
     Net cash provided by (used in) financing activities                                            (2,140)     3,972
                                                                                                 ----------  --------



Effect of exchange rate changes on cash and cash equivalents                                            70         46
                                                                                                 ---------   --------

Net increase in cash and cash equivalents                                                            1,182      1,180

Cash and cash equivalents, beginning of period                                                       2,861      3,790
                                                                                                 ---------   --------

Cash and cash equivalents, end of period                                                          $  4,043   $  4,970
                                                                                                 ---------   --------
                                                                                                 ---------   --------





See accompanying notes to condensed consolidated financial statements.

                               ZYCAD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Financial Statements:

     The unaudited condensed consolidated financial statements of Zycad Corporation for the three and six months ended June 30, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1994 Annual Report on Form 10-K.


2.   Net Income Per Share:

     Per-share data is computed by using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, as applicable during each period.



3.   Inventories consisted of (in 000's):



                                         June 30, 1995      December 31, 1994
                                         -------------      -----------------
                    Finished goods           $  455              $  211
                    Raw materials               385                 737
                                              -----               -----
                                             $  840              $  948
                                             ------              ------
                                             ------              ------

                                        5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


     REVENUES


     Revenues in the second quarter 1995 were $12.6 million, a decrease of $.9 million compared to the comparable period in 1994. Product revenue declined primarily due to a customer order of $3.2 million that was included in the 1994 results and not repeated in 1995. Service revenues increased $.4 million principally related to the 8% and 67% increase in maintenance and commercial services contract revenue, respectively, partially offset by a decline in federal contract revenue.

     Total revenues for the six-month period ended June 30, 1995 decreased $.5 million compared to the same period in 1994 primarily due to reasons discussed above.

     GROSS PROFIT

     Gross profit for the second quarter 1995 was $8.3 million a decrease of $.2 million compared to the second quarter 1994. Product gross profit declined primarily due to the decline in revenue discussed above, however, the margin percentage improved as the average selling price increased in 1995. Service gross profit increased principally due to the increase in revenue, discussed above and continued cost containment efforts initiated in late 1994.

     Gross profit for the six-month period ending June 30, 1995 increased $.7 million compared to 1994. Product margins declined slightly while the percentage improved primarily due to the same reasons discussed above. Service margins increased over last years level due to an increase in revenue and maintaining cost levels.


OPERATING EXPENSES


     SALES AND MARKETING

     Sales and marketing expenses decreased 19% and 15% in the three and six-month periods ended June 30, 1995 compared to the same periods in 1994 primarily due to a decrease in costs related to lower levels of marketing staffing resulting from cost reduction actions taken in late 1994.

     RESEARCH AND DEVELOPMENT


     Research and development expenses in the three-month period ended June 30, 1995 remained essentially the same compared to the comparable period in 1994.

     Research and development expenses in the six-month period ended June 30, 1995 increased 5% primarily as a result of a lower level of capitalized software development costs in 1995 compared to 1994.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses in the three and six-month periods ended June 30, 1995 increased 9% and 17%, respectively, compared to the same periods in 1994 principally due to the increase in consulting costs for certain short-term projects.

     OTHER EXPENSE, NET

     Other expense, net increased in the three and six-month periods ended June 30, 1995 compared to 1994 principally due to the increase in interest expense as the Company's debt balance was higher in 1995 compared to 1994.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, working capital was $4.5 million compared to $1.6 million at December 31, 1994. Combined cash and short-term investments increased $1.2 million during the first six months of 1995 primarily due to income from operations and a $1.6 million reduction of accounts receivable, partially offset by a $2.0 million paydown of bank debt and payments related to year-end restructuring accruals. The decrease in accounts receivable is related to lower revenue levels in the second quarter 1995 compared to the fourth quarter 1994 and collecting the December 31, 1994 receivables.

     Management believes that the current level of working capital, together with the funds generated from operations and the availability of funds under the Companys $4.0 million bank line-of-credit will be adequate to finance the Company's operating needs in the foreseeable future. At June 30, 1995 $.9 million was outstanding under this line. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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


                                            ZYCAD CORPORATION





                                            /s/    Peter J. Cassidy
                                            ------------------------
                                            Peter J. Cassidy
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Authorized Officer of the Registrant

Dated:  August 9, 1995