Form 10-Q
period 1995-09-30
ZYCAD CORP
filed 1995-11-14
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

____X____      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

_________      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______________


Commission File Number:   0-13244


                       -----------------------------------

                                ZYCAD CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    41-1404495
----------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)


47100 BAYSIDE PARKWAY, FREMONT, CALIFORNIA                       94538
----------------------------------------------------------------------
 (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code:  510-623-4400

                      ------------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                        No
                        -----                        ------

On November 1, 1995, there were 19,641,138 shares of the Registrant's common stock outstanding.

                     PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements
                            ZYCAD CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                      September 30, 1995      December 31, 1994
                                                      --------------------    -----------------
                                                                       (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $ 7,416           $ 2,861
     Short-term investments                                      224               225
     Accounts receivable, net                                  8,873            12,481
     Inventories                                               1,155               948
     Other current assets                                      1,163             1,134
                                                            ----------        ----------
          Total current assets                                18,831            17,649
Property and equipment, net                                    5,697             7,224
Purchased technology                                           1,189             1,370
Other assets                                                   3,294             3,582
                                                            ----------        ----------

          Total assets                                       $29,011           $29,825
                                                            ----------        ----------
                                                            ----------        ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under line of credit                          $    0           $ 2,897
     Current portion of debt obligations                         956               998
     Accounts payable                                          3,431             2,516
     Accrued expenses                                          4,087             4,368
        Asset write-downs and staff reductions                   261             1,792
     Deferred revenues                                         3,235             3,457
                                                            ----------        ----------
          Total current liabilities                           11,970            16,028
Other long-term liabilities                                      286               408
Non-current portion of debt obligations                        1,298             1,874
                                                            ----------        ----------
          Total liabilities                                   13,554            18,310
                                                            ----------        ----------

Stockholders' equity:
     Common stock, par value $.10                              1,965             1,903
     Additional paid-in capital                               47,586            46,739
     Notes receivable from stock options                           0              (900)
     Accumulated translation adjustments                          47              (156)
          Accumulated deficit                                (34,141)          (36,071)
                                                            ----------        ----------
          Total stockholders' equity                          15,457            11,515
                                                            ----------        ----------

          Total liabilities and stockholders' equity         $29,011          $ 29,825
                                                            ----------        ----------
                                                            ----------        ----------


                                        2



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ZYCAD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
                                   (unaudited)



                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                    1995        1994         1995         1994
                                ----------   ---------    ----------  ----------
Revenues:
  Product                       $   7,969    $  5,706     $  22,714   $  21,548
  Service                           5,157       5,118        15,624      15,027
                                ----------   ---------    ----------  ----------
     Total revenues                13,126      10,824        38,338      36,575
                                ----------   ---------    ----------  ----------
Cost of revenues:
  Product                           1,629       1,647         5,098       6,175
  Service                           2,840       2,869         8,093       8,453
                                ----------   ---------    ----------  ----------
     Total cost of revenues         4,469       4,516        13,191      14,628
                                ----------   ---------    ----------  ----------
     Gross Profit                   8,657       6,308        25,147      21,947
                                ----------   ---------    ----------  ----------

Operating expenses:
  Sales and marketing               4,506       4,746        12,492      14,034
  Research and development          2,686       3,153         7,992       8,205
  General and administrative          738         755         2,162       1,968
                                ----------   ---------    ----------  ----------
  Total operating expenses          7,930       8,654        22,646      24,207
                                ----------   ---------    ----------  ----------

Operating income                      727      (2,346)        2,501      (2,260)
                                ----------   ---------    ----------  ----------


Other income (expense):
  Interest income                      49          66           166          91
  Interest expense                   (136)       (100)         (451)       (180)
  Other                              (131)        (43)         (286)         39
                                ----------   ---------    ----------  ----------
     Other, net                      (218)       (135)         (571)        (50)
                                ----------   ---------    ----------  ----------


Net income                      $     509    $ (2,481)    $   1,930   $  (2,310)
                                ----------   ---------    ----------  ----------
                                ----------   ---------    ----------  ----------


Net income per share            $     .02    $   (.13)    $     .09   $    (.12)
                                ----------   ---------    ----------  ----------
                                ----------   ---------    ----------  ----------

Shares used in per share
    computation                    21,423      18,882        21,206      18,669
                                ----------   ---------    ----------  ----------
                                ----------   ---------    ----------  ----------

                                        3

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                                Nine Months Ended
                                                                  September 30
                                                              --------------------
                                                                 1995      1994
                                                              --------   --------
Operating activities:
     Net Income                                               $  1,930  $ (2,310)
                                                              --------   --------

Adjustments to reconcile income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                               2,872     4,329
     Sales under capital leases                                   (685)     (627)
Changes in assets and liabilities:
     Accounts receivable
                                                                 3,656    (3,204)
     Inventories
                                                                  (207)     (903)
     Other assets, net
                                                                   676    (1,201)
     Accounts payable and accrued expenses
                                                                (1,091)    1,285
     Deferred revenue
                                                                  (263)      142
                                                              --------   --------
          Total adjustments                                      4,958      (179)
                                                              --------   --------

          Net cash provided (used) by operating activities       6,888    (2,489)
                                                              --------   --------


Investing activities:
     Capital expenditures                                         (670)   (4,994)
     Collections from capital leases                               516       247
     Capitalized software                                         (600)   (2,100)
     Short-term investment, proceeds, net                            1       331
                                                              --------   --------
     Net cash used by investing activities                        (753)   (6,516)
                                                              --------   --------


Financing activities:
     Proceeds from issuance of common stock                      1,809     3,515
     Increase (decrease) of equipment financing debt
                                                                  (618)    2,254
     Reduction of bank debt                                     (2,897)    3,274
                                                              --------   --------
     Net cash provided by (used in) financing activities        (1,706)    9,043
                                                              --------   --------


Effect of exchange rate changes on cash and cash equivalents       126      (205)
                                                              --------   --------

Net increase in cash and cash equivalents                        4,555      (167)

Cash and cash equivalents, beginning of period                   2,861     3,790
                                                              --------   --------

Cash and cash equivalents, end of period                      $  7,416   $ 3,623
                                                              --------   --------
                                                              --------   --------

                                        4



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ZYCAD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Financial Statements:

     The unaudited condensed consolidated financial statements of Zycad Corporation for the three and nine months ended September 30, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1994 Annual Report on Form 10-K.


2.   Net Income Per Share:

     Per-share data is computed by using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, as applicable during each period.


3.   Inventories consisted of (in 000's):

                              SEPTEMBER 30, 1995      DECEMBER 31, 1994
                              ------------------      -----------------
               Finished goods      $    596                $    211
               Raw materials            559                     737
                                   --------                --------
                                   $  1,155                $    948
                                   --------                --------
                                   --------                --------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


    REVENUES

    Revenues in the third quarter 1995 were $13.1 million, an increase of $2.3 million compared to the same time period in 1994. Product revenue increased as demand for the Paradigm XP products was greater in 1995. Service revenues for 1995 were comparable to the 1994 amount.

    Total revenues for the nine-month period ended September 30, 1995 increased $1.8 million compared to the same period in 1994. The net increase in Product revenues of $1.2 million is the result of Paradigm XP revenue increases of $3.2 million due to increased customer demand for gate level simulation accelerators compared to 1994. This number was partially offset by a reduction in other product revenues principally due to discontinuing the VHDL product line in December 1994.

    GROSS PROFIT

    Gross profit for the third quarter 1995 was $8.7 million, an increase of $2.3 million, or 37%, compared to the third quarter 1994. Product gross profit increased primarily due to the revenue increase discussed above. Service gross profit margins were essentially comparable in 1995 and 1994.

    Gross profit for the nine-month period ended September 30, 1995 increased $3.2 million, or 15%, compared to 1994 due to increased revenues. Service margins increased 15% over the 1994 level due to an increase in revenue and maintaining cost levels.


OPERATING EXPENSES


    SALES AND MARKETING

    Sales and marketing expenses decreased 5% in the third quarter 1995 compared to the same period in 1994 primarily due to lower levels of marketing and sales staffing.

    For the nine-month period ended September 1995 sales and marketing expense declined by 11% also due to reduced staffing levels.

    RESEARCH AND DEVELOPMENT

    Research and development expenses in the three-month and nine-month period ended September 30, 1995 were reduced by 15% and 3%, respectively because of reduced staffing related to the Company's decision in December 1994 to discontinue its VHDL accelerator products and focus on fewer product technologies.



    GENERAL AND ADMINISTRATIVE

    General and administrative expenses in the three and nine-month periods ended September 30, 1995 decreased 2% for the three-month period and increased for the nine-month period by 10%, when compared with the same periods in 1994. For the three-month period administrative costs remained relatively flat while the increase for the nine-month period is principally due an increase in consulting costs for certain short-term projects.

    OTHER EXPENSE, NET

    Other expense, net increased in the three and nine-month periods ended September 30, 1995 compared to 1994 principally due to both the increase in interest expense as the Company's average debt balance was higher in 1995 compared to 1994 and also to foreign exchange translation losses, primarily related to the changing relationship of the U.S. Dollar and Japanese Yen.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, working capital was $6.9 million compared to $1.6 million at December 31, 1994. Combined cash and short-term investments increased $4.6 million during the first nine months of 1995. This increase was primarily due to income from operations, a $1.5 million loan repayment by the Company's Chief Executive Officer and a $3.7 million reduction of accounts receivable, partially offset by a $2.9 million paydown of bank debt and payments related to year-end restructuring accruals. The decrease in accounts receivable is due to a higher rate of collection on current quarter revenues, as shipments were made earlier in the quarter in 1995 versus 1994.

    Management believes that the current level of working capital, together with the funds generated from operations and the availability of funds under the Company's $5.0 million bank line-of-credit will be adequate to finance the Company's operating needs in the foreseeable future. At September 30, 1995 no amounts were outstanding under this line of credit. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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


                                        ZYCAD CORPORATION




                                        /s/    Peter J. Cassidy
                                        --------------------------------------
                                        Peter J. Cassidy
                                        Executive Vice President and
                                        Chief Financial Officer
                                        Authorized Officer of the Registrant

Dated:  November 13, 1995