Form 10-Q
period 1996-03-31
ZYCAD CORP
filed 1996-05-20
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________________


Commission File Number:   0-13244


                         ------------------------------


                                ZYCAD CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                    41-1404495
- ----------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)


47100 Bayside Parkway, Fremont, California                       94538
- ----------------------------------------------------------------------
 (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code:  510-623-4400

                         ------------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__                        No _____


On March 31, 1996 there were 19,856,004 shares of the Registrant's common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

                               ZYCAD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                   March 31, 1996      December 31, 1995
                                                   --------------      -----------------
                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $  4,080               $  3,722
  Short-term investments                                   220                    224
  Accounts receivable, net                               9,131                 12,123
  Inventories                                            1,518                  1,788
  Other current assets                                   1,166                    765
                                                      --------               --------
    Total current assets                                16,115                 18,622
Property and equipment, net                              5,358                  5,598
Purchased technology                                     1,068                  1,129
Other assets                                             3,670                  3,631
                                                      --------               --------
    Total assets                                      $ 26,211               $ 28,980
                                                      --------               --------
                                                      --------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit                     $  1,900               $     --
  Current portion of debt obligations                    1,235                  1,028
  Accounts payable                                       3,767                  3,968
  Accrued expenses                                       3,844                  3,619
  Asset write-downs and staff reductions                   311                    336
  Deferred revenues                                      2,908                  2,930
                                                      --------               --------
    Total current liabilities                           13,965                 11,881
Other long-term liabilities                                170                    213
Non-current portion of debt obligations                  1,338                  1,207
                                                      --------               --------
    Total liabilities                                   15,473                 13,301
                                                      --------               --------
Stockholders' equity:
  Common stock, par value $.10                           1,985                  1,975
  Additional paid-in capital                            47,966                 47,837
  Accumulated translation adjustments                      (82)                   (19)
  Accumulated deficit                                  (39,131)               (34,114)
                                                      --------               --------
     Total stockholders' equity                         10,738                 15,679
                                                      --------               --------

     Total liabilities and stockholders' equity       $ 26,211               $ 28,980
                                                      --------               --------
                                                      --------               --------

See accompanying notes to condensed consolidated financial statements.

                               ZYCAD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)
                                  (unaudited)

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               1996      1995
                                             --------  --------
Revenues:
  Product                                     $ 3,084   $ 7,333
  Service                                       3,894     5,231
                                              -------   -------
    Total revenues                              6,978    12,564
                                              -------   -------
Cost of revenues:
  Product                                       1,235     1,808
  Service                                       2,294     2,598
                                              -------   -------
    Total cost of revenues                      3,529     4,406
                                              -------   -------
    Gross profit                                3,449     8,158
                                              -------   -------
Operating expenses:
  Sales and marketing                           3,298     3,781
  Research and development                      4,330     2,721
  General and administrative                      820       719
                                              -------   -------
    Total operating expenses                    8,448     7,221
                                              -------   -------
Operating income                               (4,999)      937
                                              -------   -------
Other income (expense):
  Interest income                                  40        58
  Interest expense                               (100)     (191)
  Other                                            42      (124)
                                              -------   -------
    Other income expense, net                     (18)     (257)
                                              -------   -------
Net income (loss)                             $(5,017)  $   680
                                              -------   -------
                                              -------   -------
Net income (loss) per share                   $  (.25)  $   .04
                                              -------   -------
                                              -------   -------
Average common and common
 equivalent shares outstanding                 19,802    19,348
                                              -------   -------
                                              -------   -------

See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)

                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           1996      1995
                                                         --------  --------
Operating activities:
  Net Income                                              $(5,017)  $   680
                                                          -------   -------
Adjustments to reconcile income to net
 cash provided (used) by operating activities:
  Depreciation and amortization                             1,041     1,286
Changes in assets and liabilities:
  Accounts receivable                                       2,770     2,422
  Inventories                                                 271        68
  Other assets, net                                          (465)     (392)
  Accounts payable and accrued expenses                         1       (93)
  Deferred revenue                                            (36)       93
  Asset write-downs and staff reductions                       --      (805)
                                                          -------   -------
    Total adjustments                                       3,582     2,579
                                                          -------   -------
    Net cash provided (used) by operating activities       (1,435)    3,259
                                                          -------   -------

Investing activities:
  Capital expenditures                                       (511)     (238)
  Collections from capital leases                             118       253
  Capitalized software                                       (300)     (200)
  Repayment of note receivable                                 76        --
  Short-term investment, proceeds, net                        (48)       --
                                                          -------   -------
    Net cash used by investing activities                    (665)     (185)
                                                          -------   -------

Financing activities:
  Proceeds from issuance of common stock                      139        47
  Increase (decrease) of equipment financing debt             338      (228)
  Increase (reduction) on bank debt                         1,900    (2,000)
                                                          -------   -------
    Net cash provided by (used in) financing activities     2,377    (2,181)
                                                          -------   -------

Effect of exchange rate changes on cash
 and cash equivalents                                          81       149
                                                          -------   -------

Net increase in cash and cash equivalents                     358     1,042

Cash and cash equivalents, beginning of period              3,722     2,861
                                                          -------   -------

Cash and cash equivalents, end of period                  $ 4,080   $ 3,903
                                                          -------   -------
                                                          -------   -------

See accompanying notes to condensed consolidated financial statements.

                               ZYCAD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Financial Statements:

     The unaudited condensed consolidated financial statements of Zycad Corporation for the three months ended March 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1995 Annual Report on Form 10-K.


2.   Net Income Per Share:

     Per-share data is computed by using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, as applicable during each period.


3.   Inventories consisted of (in 000's):

                                      March 31, 1996     December 31, 1995
                                      --------------     -----------------
                    Finished goods       $  884                $  753
                    Raw materials           634                 1,035
                                         ------               -------
                                         $1,518                $1,788
                                         ------               -------
                                         ------               -------


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    The 1995 first quarter results included revenue and costs related to the Company's DOORS requirements management solution sales as summarized below. In January 1996 the Company formed a joint venture with the U.K. based owner of the DOORS technology to market and distribute the technology in North America. Accordingly, the results of the joint venture will now be reported on an equity basis rather than on the operating basis that had been the reporting method in 1995. For the first quarter ended March 31, 1996 the Company's 40% equity share of the joint venture profits were not material. ($ in millions):

            Service Revenue                     $1.0
            Cost of service revenue               .4
                                               -------
            Gross profit                          .6
            Sales and marketing expenses          .3
                                               -------
            Operating income                    $ .3
                                               -------
                                               -------

    REVENUES

    Revenues in the first quarter 1996 were $7.0 million, a decrease of $5.6 million compared to the first quarter in 1995. Product revenues decreased by $4.3 million principally due to significant dollar volume purchases from 3 customers in the 1995 first quarter which were not duplicated in 1996. Additionally, the Company is transitioning from its current generation PXP accelerator products for logic simulation to its next generation, faster LightSpeed accelerator products, which will be available for shipment in the September 1996 quarter. Consequently, some customers are waiting for the LightSpeed products before purchasing accelerators for their next engineering projects. Services revenues decreased by $1.3 million compared to the first quarter of 1995 of which $1.0 million related to the inclusion of reporting DOORS revenues in 1995.

    GROSS PROFIT

    Total first quarter 1996 gross profit was $3.4 million, a decrease of $4.7 million from first quarter 1995, primarily due to the product revenue decline and due to no longer including the DOORS gross profit in 1996, as explained above. Gross profit percentages also declined to 60% for product and 41% for service in 1996, compared to 75% and 50%, respectively, in 1995. The change in the product gross profit percentage is due to product mix and higher discounts due to the product being one year older. The change in the service gross profit is due to the elimination of reporting the gross profit related to the DOORS activities as explained above. Services gross profit is comparable in both 1996 and 1995, excluding the impact of DOORS in 1995.

OPERATING EXPENSES


    SALES AND MARKETING

    Sales and marketing expenses decreased by $0.5 million or 13% in the first quarter of 1996 compared to the same period in 1995 primarily because the sales and marketing expenses related to the DOORS activities are no longer included in operating expenses, as explained above.

    RESEARCH AND DEVELOPMENT

    Research and development expenses increased $1.6 million in the first quarter of 1996 compared to the first quarter of 1995 due to higher costs associated with the introduction of both the new LightSpeed Simulation Server product and the GateField family of high density field programmable gate array (FPGA) products.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased by $0.1 million compared to the same period in 1995.

    OTHER INCOME/EXPENSES, NET

    Interest expense for the first quarter 1996 decreased by $.1 million from the same quarter in 1995 due to a reduction in the level of bank debt. Fluctuations in foreign currencies favorably impacted results in 1996 and adversely impacted results in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996 the Company's working capital was $2.1 million compared to $6.7 million at December 31, 1995. The decline in working capital resulted from the lower revenue activity that produced significant losses and an increase in bank borrowings of $1.9 million.

    Management believes that the current level of working capital, together with the funds expected to be generated from operations and the availability of funds under the Company's $5.0 million bank line-of-credit will be adequate to finance the Company's operating needs in the foreseeable future.
    However, the Company is actively pursuing alternative options for raising additional cash to ensure it can successfully introduce both its LightSpeed Simulation Server Products and its GateField family of high density FPGA products. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

    At March 31, 1996 the Company was in technical default of certain financial covenants of its line of credit agreement with the bank. The bank has agreed to waive the noncompliance subject to certain conditions which the Company expects to achieve prior to May 31, 1996.

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


                                        ZYCAD CORPORATION



                                        /s/    Peter J. Cassidy
                                        ---------------------------------------
                                        Peter J. Cassidy
                                        Executive Vice President and
                                        Chief Financial Officer
                                        Authorized Officer of the Registrant

Dated:  May 15, 1996