Form 10-Q
period 1996-06-30
ZYCAD CORP
filed 1996-08-14
CIK 727621

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ------   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

- ------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________



Commission File Number:   0-13244


                   --------------------------------------

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

- -------------------------------------
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X                    No
                                  ---                      ---
On June 30, 1996 there were 20,361,190 shares of the Registrant's common stock outstanding.

                             PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

                                  ZYCAD CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                      June 30,1996       December 31, 1995
                                      ------------       -----------------
                                      (unaudited)
ASSETS

Current assets:

  Cash and cash equivalents            $ 7,091                  $ 3,722
  Short-term investments                   221                      224
  Accounts receivable, net              10,223                   12,123
  Inventories                            2,583                    1,788
  Other current assets                   1,204                      765
                                       -------                  -------
    Total current assets                21,322                   18,622
Property and equipment, net              5,291                    5,598
Purchased technology                     3,454                    1,129
Other assets                             4,568                    3,631
                                       -------                  -------
    Total assets                       $34,635                  $28,980
                                       -------                  -------
                                       -------                  -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term
    obligations                        $ 1,217                  $ 1,028
  Accounts payable                       4,214                    3,968
  Accrued expenses                       4,744                    3,955
  Deferred revenues                      3,506                    2,930
                                       -------                  -------
    Total current liabilities           13,681                   11,881
Long-term obligations                    1,182                    1,420
Convertible debenture notes             10,000                       --
                                       -------                  -------
    Total liabilities                   24,863                   13,301
                                       -------                  -------
Stockholders' equity:
  Common stock, par value $.10           2,036                    1,975
  Additional paid-in capital            50,562                   47,837
  Accumulated translation adjustments     (173)                     (19)
  Accumulated deficit                  (42,653)                 (34,114)
                                       -------                  -------
    Total stockholders' equity           9,772                   15,679
                                       -------                  -------
    Total liabilities and
     stockholders' equity              $34,635                  $28,980
                                       -------                  -------
                                       -------                  -------


See accompanying notes to condensed consolidated financial statements.

                              ZYCAD CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT FOR PER-SHARE AMOUNTS)
                                (unaudited)


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   -------------------     ----------------
                                     1996        1995        1996    1995
                                   --------    -------     -------  -------
Revenues:
  Product                          $ 5,727     $ 7,412     $ 8,811  $14,745
  Service                            3,823       5,236       7,717   10,467
                                   -------     -------     -------  -------
    Total revenues                   9,550      12,648      16,528   25,212
                                   -------     -------     -------  -------
Cost of revenues:
  Product                            1,695       1,661       2,930    3,469
  Service                            2,183       2,655       4,477    5,253
                                   -------     -------     -------  -------
    Total cost of revenues           3,878       4,316       7,407    8,722
                                   -------     -------     -------  -------
    Gross profit                     5,672       8,332       9,121   16,490
                                   -------     -------     -------  -------
Operating expenses:
  Sales and marketing                4,121       4,205       7,419    7,986
  Research and development           4,099       2,585       8,429    5,306
  General and administrative           891         705       1,711    1,424
                                   -------     -------     -------  -------
    Total operating expenses         9,111       7,495      17,559   14,716
                                   -------     -------     -------  -------
Operating income (loss)             (3,439)        837      (8,438)   1,774
                                   -------     -------     -------  -------
Other income (expense):
  Interest income                       68          59         108      117
  Interest expense                    (184)       (124)       (284)    (315)
  Other income (expense)                33         (31)         75     (155)
                                   -------     -------     -------  -------
    Other, net                         (83)        (96)       (101)    (353)
                                   -------     -------     -------  -------
Net income (loss)                  ($3,522)    $   741     ($8,539) $ 1,421
                                   -------     -------     -------  -------
                                   -------     -------     -------  -------
Net income (loss) per share        ($  .18)    $   .04     ($  .43) $   .07
                                   -------     -------     -------  -------
                                   -------     -------     -------  -------

Shares used in computation          20,026      20,318      19,914   20,392
                                   -------     -------     -------  -------
                                   -------     -------     -------  -------

See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (unaudited)


                                                       Six Months Ended

                                                    June 30,       June 30,
                                                      1996           1995
                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                              $(8,539)          $  1,421
  Adjustments to reconcile net income
   (loss) to net cash generated by (used in)
   operating activities:
     Depreciation and amortization                 2,086              2,314
     Sales under capital leases, net                (242)              (904)
  Changes in certain assets and liabilities:
    Accounts receivable                            1,634              2,095
    Inventories                                     (795)               108
    Other assets                                    (513)                10
    Accounts payable and accrued expenses          1,080             (1,708)
    Deferred revenues                                636                355
                                                 -------            -------
      Net cash generated by (used in)
       operations                                 (4,653)             3,691
                                                 -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases                (1,375)              (541)
  Decrease in other assets                           264                502
  Increase in capitalized software                (1,279)              (400)
                                                 -------            -------
      Net cash used in investing activities       (2,390)              (439)
                                                 -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible
   debenture notes                                10,000                 --
  Net proceeds from issuance of common stock         387                450
  Decrease in debt obligation                        (48)              (590)
  Repayment of bank debt                              --             (2,000)
                                                 -------            -------
    Net cash generated by (used in)
     financing activities                         10,339             (2,140)
                                                 -------            -------
Effect of exchange rate changes on cash
 and cash equivalents                                 73                 70
                                                 -------            -------
Net increase in cash and cash equivalents          3,369              1,182
Cash and cash equivalents at
 beginning of period                               3,722              2,861
                                                 -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 7,091            $ 4,043
                                                 -------            -------
                                                 -------            -------

See accompanying notes to condensed consolidated financial statements.

                                   ZYCAD CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (unaudited)


1. Financial Statements:

   The unaudited condensed consolidated financial statements of Zycad Corporation for the three-month and six-month periods ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1995 Annual Report on Form 10-K.

2. Net Income (Loss) Per Share:

   Net income per share is computed using the weighted average number of common shares outstanding during each period including dilutive common share equivalents (Common Stock options and warrants).

   Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

3. Inventories consisted of (in thousand's):

                                          June 30, 1996   December 31, 1995
                                          -------------   -----------------
                Finished goods               $  745            $  753
                Raw materials and
                 work in process              1,838             1,035
                                             ------            ------
                                             $2,583            $1,788
                                             ------            ------
                                             ------            ------

4. Convertible debenture notes

   During the second quarter of 1996, the Company completed a private placement financing agreement with the Palladin Group, whereby the Company issued 6% Convertible Debentures, which can be converted into the Company's common shares to be registered under Regulation D of the Securities Act of 1933. Conversion rights may be exercised at various dates, beginning on August 24, 1996, at discounts that range from 15 to 20 percent below the market price at date of conversion. In addition, Palladin received warrants to purchase up to 100,000 additional shares of the Company's stock at $10.00 per share, subject to certain conditions.

5. Purchased Technology

   During the second quarter of 1996, the Company issued approximately 387,000 shares of the Company's common stock valued at approximately $2,400,000, for the acquisition of all the outstanding shares of Attest Software, Inc., a software-based fault simulation and automatic test generation (ATG) tools vendor.

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

   The 1995 second quarter and year-to-date results included revenue and costs related to the Company's DOORS requirements management solution sales as summarized below. In January 1996 the Company formed a joint venture with the U.K. based owner of the DOORS technology to market and distribute the technology in North America. Accordingly, the results of the joint venture will now be reported on an equity basis rather than on the operating basis that had been the reporting method in 1995. For the three-month and six-month periods ended June 30, 1996 the Company's 40% equity share of the joint venture profits was not material. ($ in millions):

                                                   Three Month   Six Month
                                                     Period       Period
                                                     Ended        Ended
                                                     June 30,     June 30,
                                                       1995        1995

   Service Revenue                                    $1.1         $2.2
   Cost of service revenue                              .4           .8
                                                      ----         ----
   Gross profit                                         .7          1.4
   Sales and marketing expenses                         .5           .9
                                                      ----         ----
   Operating income                                   $ .2         $ .5
                                                      ----         ----
                                                      ----         ----

   Effective June 1, 1996 the Company acquired Attest Software Inc. ("Attest"). The revenues and expenses related to Attest which were included in the Company's results of operations for the three-month and six-month periods ended June 30, 1996 were $.3 million and $.1 million respectively.

   REVENUES

   Revenues for the quarter ended June 30, 1996 were $9.5 million, a decrease of $3.1 million compared to the comparable period in 1995. Product revenues decreased by approximately $2.0 million as two separate $1.0 million customer purchases in the 1995 quarter were not duplicated in 1996. Additionally, the Company is transitioning from its current generation accelerator products for logic simulation to its next generation, faster LightSpeed accelerator product. The LightSpeed product will be available for shipment in quantity in September 1996. As a result of this transition, some customers are waiting for the availability of LightSpeed before purchasing accelerators for their engineering projects.

   This $2.0 million decline in product revenues was partially offset by $.3 million of revenues from new software products, which resulted from the acquisition of Attest.

   The $5.9 million decline in product revenues for the six-month period ended June 30, 1996 was also due to large purchases in 1995 not being repeated in 1996 and to the product transition from PXP to LightSpeed as previously described.

   Service revenues decreased $1.4 million and $2.8 million, respectively for the three-month and six-month periods ended June 30, 1996. The primary reason for the decreases is that revenues from the DOORS technology amounting to $1.1 million and $2.2 million in the respective 1995 reporting periods are no longer included in 1996 (See Results of Operations). The remaining portion of the decrease was due to reduced maintenance revenue related to the older generation XP and PXP products.

   GROSS PROFIT

   Second quarter 1996 gross profit was $5.7 million, a decrease of $2.7 million compared to the second quarter in 1995.

   Gross profit from product revenues decreased $1.7 million related to the revenue decline. The gross profit percentage was 70% in 1996 compared to 78% in 1995. This decline was due to both product mix and to higher discounts in 1996 as the PXP product technology is one year older and in the last stages of its product life cycle for logic simulation.

   Gross profit from service revenues decreased $1.0 million of which $.7 million related to the amount of gross profit contributed from the DOORS technology in 1995 that is not included in 1996. The remaining $.3 million is principally related to the decline in maintenance revenue. Excluding the impact of DOORS in 1995, service gross profit in 1996 was 42% compared to 44% in 1995.


   Year-to-date service gross profit was 42% in 1996 compared to 46% in 1995, excluding the impact of DOORS in 1995. This decrease is due to lower product maintenance revenues due to the PXP to LightSpeed product transition without a commensurate decrease in costs.

OPERATING EXPENSES

   SALES AND MARKETING

   Sales and Marketing expenses in the 1996 second quarter decreased by $.1 million compared to the 1995 second quarter. This decrease was principally related to the impact of including $.5 million DOORS expenses in 1995 and not in 1996 and lower commission expense related to lower revenue levels partially offset by higher marketing expenses related to the introduction of the LightSpeed product.

   Year-to-date sales and marketing expenses were $.6 million lower in 1996 for the same reasons used to explain the second quarter comparison.

   RESEARCH AND DEVELOPMENT

   Research and development expenses increased $1.5 million in the 1996 second quarter over the comparable quarter in 1995 and increased $3.1 million for the comparable six-month period ended June 30. These increases are due to additional staffing levels and a much higher level of engineering project activity associated with the introduction of both the LightSpeed product and the high-density FPGA products, which became available in quantities during the 1996 second quarter.

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses were $.2 million higher in the 1996 second quarter than in the 1995 second quarter and $.3 million higher in the six-month period ended June 30, 1996 compared to June 30, 1995. These increases are principally related to higher legal and accounting costs associated with completion of the $10 million debenture offering and the acquisition of ATTEST during the second quarter 1996.

   OTHER INCOME/EXPENSES, NET

   Other expenses, net were essentially the same in the second quarter 1996 compared to 1995. Such expenses were $.3 million lower for the comparable six-month period ended June 30, 1996 vs. 1995 principally due to fluctuations in foreign currencies which favorably impacted 1996 results and adversely impacted 1995 results.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996 the Company's working capital was $7.6 million compared to $6.7 million at December 31, 1995. The $.9 million increase results from the cash proceeds from the $10 million convertible debenture offering, completed in May 1996, partially offset by the net loss from operations for the six-month period ended June 30, 1996 and the changes in current assets and current liabilities during that period.

   Management believes that the current level of working capital, together with the funds expected to be generated from operations and the availability of funds of under its $5 million bank line-of-credit will be adequate to finance the Company's operating needs in the foreseeable future.

                                PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.


     (a)  Exhibits:

     Exhibit 4.1 Convertible Securities Subscription Agreement dated May 23, 1996 between the Company and Halifax Fund, L.P.

     Exhibit 4.2 Convertible Securities Subscription Agreement dated May 23, 1996 between the Company and Capital Ventures International.

     Exhibit 4.3 6% Convertible Subordinated Debenture due May 24, 1999 issued to Halifax Fund, L.P.

     Exhibit 4.4 6% Convertible Subordinated Debenture due May 24, 1999 issued to Capital Ventures International.

     Exhibit 4.5 Registration Rights Agreement dated May 23, 1996 between the Company and Halifax Fund, L.P.

     Exhibit 4.6 Registration Rights Agreement dated May 23, 1996 between the Company and Capital Ventures International.


     Exhibit 4.7 Common Stock Purchase Warrant dated May 23, 1996 issued to Halifax Fund, L.P.

     Exhibit 4.8 Common Stock Purchase Warrant dated May 23, 1996 issued to Capital Ventures International.

     Exhibit 11   Computation of Net Income Per Share.

     (b)  Reports on Form 8-K:

          The Company's Current Report on Form 8-K dated May 24, 1996

                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZYCAD CORPORATION



                                      ------------------------------------
                                      Peter J. Cassidy
                                      Executive Vice President and
                                      Chief Financial Officer
                                      Authorized Officer of the Registrant

Dated:  August 14, 1996