Form 10-Q
period 1996-09-30
ZYCAD CORP
filed 1996-11-14
CIK 727621

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
---------     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:   0-13244

                        ________________________________________

                                   ZYCAD CORPORATION

_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

Delaware                                                          41-1404495
_______________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

47100 Bayside Parkway, Fremont, California                             94538
_______________________________________________________________________________
 (Address of principal executive offices)                          (ZIP Code)

          Registrant's telephone number, including area code:  510-623-4400

                        ________________________________________


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

On November 1, 1996 there were 22,763,297 shares of the Registrant's common stock outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

                                  ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (Unaudited)

                                                   September 30,    December 31,
                                                       1996             1995
ASSETS

Current assets:
   Cash and cash equivalents                         $  4,313         $  3,722
   Short-term investments                                 221              224
   Accounts receivable, net                             6,228           12,123
   Inventories                                          3,387            1,788
   Other current assets                                 1,124              765
                                                     ---------        ---------
      Total current assets                             15,273           18,622
Property and equipment, net                             5,301            5,598
Purchased technology                                    3,308            1,129
Other assets                                            4,786            3,631
                                                     ---------        ---------
      Total assets                                   $ 28,668        $  28,980
                                                     ---------        ---------
                                                     ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations          $  2,697        $   1,028
   Accounts payable                                     5,976            3,968
   Accrued expenses                                     5,698            3,955
   Deferred revenues                                    2,409            2,930
                                                     ---------        ---------
      Total current liabilities                        16,780           11,881
Long-term obligations                                     965            1,420
Convertible debenture notes                             9,300               --
                                                     ---------        ---------
      Total liabilities                                27,045           13,301
                                                     ---------        ---------
Stockholders' equity:
   Common stock, par value $0.10                        2,060            1,975
   Additional paid-in capital                          51,346           47,837
   Accumulated translation adjustments                    (94)             (19)
   Accumulated deficit                                (51,689)         (34,114)
                                                     ---------        ---------
      Total stockholders' equity                        1,623           15,679
                                                     ---------        ---------

      Total liabilities and stockholders' equity     $ 28,668         $ 28,980
                                                     ---------        ---------
                                                     ---------        ---------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (Unaudited)


                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                     ---------------------  --------------------
                                       1996         1995      1996        1995
                                     --------     --------  --------    --------
Revenues:
   Product                           $  2,294      $7,969   $11,105     $22,714
   Service                              3,701       5,157    11,418      15,624
                                     --------     --------  --------    --------
      Total revenues                    5,995      13,126    22,523      38,338
                                     --------     --------  --------    --------
Cost of revenues:
   Product                              3,053       1,629     5,983       5,098
   Service                              2,189       2,840     6,666       8,093
                                     --------     --------  --------    --------
      Total cost of revenues            5,242       4,469    12,649      13,191
                                     --------     --------  --------    --------
      Gross profit                        753       8,657     9,874      25,147
                                     --------     --------  --------    --------

Operating expenses:
   Sales and marketing                  3,467       4,506    10,886      12,492
   Research and development             4,271       2,686    12,699       7,992
   General and administrative           1,715         738     3,427       2,162
                                     --------     --------  --------    --------
      Total operating expenses          9,453       7,930    27,012      22,646
                                     --------     --------  --------    --------
Operating income (loss)                (8,700)        727   (17,138)      2,501
                                     --------     --------  --------    --------
Other income (expense):
   Interest income (expense)             (338)        (87)     (365)       (285)
   Other income (expense)                   2        (131)      (72)       (286)
                                     --------     --------  --------    --------
      Other, net                         (336)       (218)     (437)       (571)
                                     --------     --------  --------    --------
Net income (loss)                    $ (9,036)     $  509   $(17,575)   $  1,930
                                     --------     --------  --------    --------
                                     --------     --------  --------    --------
Net income (loss) per share          $  (0.44)     $ 0.02   $  (0.88)   $   0.09
                                     --------     --------  --------    --------
                                     --------     --------  --------    --------
Weighted average common shares
  and common share equivalents
  outstanding                          20,404       21,423    20,083      21,206
                                     --------     --------  --------    --------
                                     --------     --------  --------    --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                        Nine months ended
                                                                  September 30,   September 30,
                                                                     1996             1995
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                               $ (17,575)       $ 1,930
      Adjustments to reconcile net income (loss) to net cash
      generated by (used in) operating activities:
           Depreciation and amortization                                3,154          2,872
           Sales under capital leases, net                               (648)          (685)
    Changes in certain assets and liabilities:
       Accounts receivable                                              5,895          3,656
       Inventories                                                     (1,599)          (207)
       Other assets                                                      (829)           676
       Accounts payable and accrued expenses                            3,751         (1,091)
       Deferred revenues                                                 (521)          (263)
                                                                    ---------        -------
            Net cash generated by (used in) operations                 (8,372)         6,888
                                                                    ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Property and equipment purchases                                (2,014)          (670)
       Decrease in other assets                                           898            517
       Increase in capitalized software                                (1,554)          (600)
                                                                    ---------        -------
             Net cash used in investing activities                     (2,670)          (753)
                                                                    ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of convertible
               debenture notes                                          9,300             --
       Net proceeds from issuance of common stock                       1,194          1,809
       Decrease in debt obligation                                       (286)          (618)
       Increase in (repayment of) bank debt                             1,500         (2,897)
                                                                    ---------        -------
             Net cash generated by (used in) financing activities      11,708         (1,706)
                                                                    ---------        -------
Effect of exchange rate changes on cash
      and cash equivalents                                                (75)           126
                                                                    ---------        -------
Net increase in cash and cash equivalents                                 591          4,555
Cash and cash equivalents at beginning of period                        3,722          2,861
                                                                    ---------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   4,313        $ 7,416
                                                                    ---------        -------
                                                                    ---------        -------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
     Common stock exchanged for convertible debentures              $     700        $    --
     Common stock issued in connection with the acquisition
          of all the outstanding shares of Attest Software, Inc.    $   2,400        $   --

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ZYCAD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  FINANCIAL STATEMENTS
    The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature and certain one-time charges that in the opinion of management are necessary to present fairly the financial position and results of operations of Zycad Corporation (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on September 30, 1996 and 1995, respectively. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-K.

2.  NET INCOME (LOSS) PER SHARE
    Net income per share is computed using the weighted average number of common shares outstanding during each period including dilutive common share equivalents (Common Stock options and warrants).

    Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

3.  INVENTORIES
    Inventories consisted of (in thousand's):

                                                September 30,   December 31,
                                                    1996            1995
    Finished goods                                 $   873       $    753
    Raw materials and work in process                2,514          1,035
                                                   -------       --------
                                                   $ 3,387       $  1,788
                                                   -------       --------
                                                   -------       --------

4.  CONVERTIBLE DEBENTURE NOTES
    During the second quarter of 1996, the Company completed a private placement financing agreement with the Palladin Group (Palladin), whereby the Company issued 6% Convertible Debentures, which can be converted into the Company's common shares to be registered under Regulation D of the Securities Act of 1933. Conversion rights may be exercised at various dates, beginning on August 24, 1996, at discounts that range from 15 to 20 percent below the market price at date of conversion. In addition, Palladin received warrants to purchase up to 100,000 additional shares of the Company's stock at $10.00 per share, subject to certain conditions. As of September 30, 1996, the holders of the rights have converted $700,000 of convertible debenture notes in exchange for 219,836 shares of the Company's common stock.

5.  PURCHASED TECHNOLOGY
    During the second quarter of 1996, the Company issued approximately 387,000 shares of the Company's common stock valued at approximately $2,400,000, for the acquisition of all the outstanding shares of Attest Software, Inc., a software-based fault simulation and automatic test generation (ATG) tools vendor.

6.  SUBSEQUENT EVENTS
    The Company has scheduled a special meeting of stockholders to be held on December 5, 1996, for the purpose of voting on a proposal to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 shares. The additional shares are needed to prevent a potential conversion deficiency arising from the conversion of the Company's 6% Convertible Subordinated Debenture due on May 24, 1999, as well as providing for the future financing needs of the Company's Gatefield Division in 1997 through a potential rights offering to existing shareholders. See Note 4 of Notes to Condensed Consolidated Financial Statements. The proxy statements for this special meeting of stockholders were mailed on or about November 8, 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1995 under the caption "Business."

RESULTS OF OPERATIONS

In January 1996 the Company formed a joint venture with the U.K.-based owner of the DOORS technology to market and distribute the technology in North America. Accordingly, the results of the joint venture will now be reported on an equity basis rather than on the operating basis that had been the reporting method in 1995. The 1995 third quarter and 1995 year-to-date results include revenue and costs attributable to the Company's DOORS- related sales, as summarized below.

                                  Three months ended      Nine months ended
    ($'S IN MILLIONS):            September 30, 1995      September 30, 1995

    Service Revenue                $          1.1          $           3.1
    Cost of service revenue                   0.4                      1.1
                                   --------------          ---------------
    Gross profit                              0.7                      2.0
    Sales and marketing expenses              0.5                      1.4
                                   --------------          ---------------
    Operating income               $          0.2          $           0.6
                                   --------------          ---------------
                                   --------------          ---------------

For the three month and nine month periods ended September 30, 1996 the Company's 40% equity share of the joint venture profits was not material.

On June 1, 1996, the Company acquired Attest Software Inc. (Attest). See Note 5 of Notes to Condensed Consolidated Financial Statements. For the three months ended September 30, 1996, revenues and expenses related to Attest, included in the Company's results of operations were $0.2 million and $0.1 million respectively. For the nine months ended September 30, 1996, revenues and expenses related to Attest, included in the Company's results of operations were $0.5 million and $0.2 million respectively.

REVENUES
Total revenues for the quarter ended September 30, 1996 were $6.0 million compared to $13.1 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, total revenues were $22.5 million and $38.3 million, respectively. Product revenues for the quarter ended September 30, 1996 were $2.3 million compared to $8.0 million for the quarter ended September 30, 1995 and $11.1 million compared to $22.7 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in product revenues for both the quarter ended September 30, 1996 and the nine months ended September 30, 1996 was primarily due to decreased shipments of the Company's accelerator products, and delays in shipments of the next generation, faster LightSpeed accelerator product family, introduced in late September.

Service revenues for the quarter ended September 30, 1996 were $3.7 million compared to $5.2 million for the quarter ended September 30, 1995 and $11.4 million compared to $15.6 million for the nine months ended September 30, 1996 and 1995, respectively. This decrease in service revenues is mainly due to the exclusion of revenue related to the DOORS technology in the Company's total revenue in 1996 and equalling $1.1 million and $3.1 million for the three months and nine months ended September 30, 1995, respectively, as well as reduced maintenance revenues related to older generation accelerator products and price reductions related to government contracts. See Results of Operations.

GROSS PROFIT
Total gross profit was $0.8 million compared to $8.7 million for the three months ended September 30, 1996 and 1995, respectively. Total gross profit for the nine months ended September 30, 1996 and 1995 was $9.9 million and $25.1 million, respectively. Gross profit from product revenues was $(0.8) million for the three months ended September 30, 1996 compared to $6.3 million for the same period in 1995. This decrease was primarily due to decreased product revenues as well as certain one-time expenses of approximately $1.1 million related to the write-down of inventories. Gross profit from product revenues was $5.1 million and $17.6 million for the nine months ended September 30, 1996 and 1995 respectively. The decline in gross profit for both the three months and nine months ended September 30, 1996 is primarily attributed to decreased revenues and inventory write-downs of approximately $1.1 million. Other factors contributing to the decrease in gross profit is product mix and higher discounts offered to customers for older generation products.

Gross profit from service revenues was $1.5 million and $2.3 million for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, gross profit from service revenues was $4.8 million and $7.5 million, respectively. This decrease is primarily due to decreased maintenance revenues in 1996 as well as the inclusion of $0.7 million and $2.0 million in gross profit for the three months and nine months ended September 30, 1995 related to the amount of gross profit contributed from the DOORS technology. See Results of Operations.

OPERATING EXPENSES

SALES AND MARKETING
Sales and marketing expenses decreased to $3.5 million for the third quarter of 1996 compared to $4.5 million for the same three month period during 1995. Sales and marketing expenses for the nine months ended September 30, 1996 decreased to $10.9 million compared to $ 12.5 million for the nine months ended September 30, 1995. The decrease was mainly due to the inclusion of $0.5 million and $1.4 million DOORS expenses for both the three month period and the nine month period of 1995, respectively, as well as lower commission expense related to lower revenue levels in 1996, partially offset by higher marketing expenses in 1996 related to the introduction of the LightSpeed product.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $4.3 million for the three months ended September 30, 1996 compared to $2.7 million during the three months ended September 30, 1995. Research and development expenses were $12.7 million and $8.0 million during the nine months ended September 30, 1996 and 1995, respectively. The increase for both the three month period and nine month period of 1996 is mainly due to additional staffing levels and higher levels of engineering project activity associated with the introduction of both the LightSpeed product and the high-density FPGA products.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 1996 and 1995 were $1.7 million and $0.7 million, respectively. The increase in the third quarter of 1996 was primarily due to $0.8 million of expense in the third quarter resulting from the Company's decision to restructure the organization in order to seek profitability and growth. These expenses include severance and other fringe benefits related to a reduction in force. For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $3.4 million and $2.2 million, respectively. The increase in 1996 is primarily due to restructuring expenses in the third quarter of 1996 as well as higher legal and accounting costs associated with completion of the $10 million debenture offering and the acquisition of Attest during the second quarter of 1996. See Note 4 and Note 5 of Notes to Condensed Consolidated Financial Statements.

OTHER INCOME AND EXPENSES
Interest expense was $0.3 million for the third quarter of 1996 compared to $0.1 million for the third quarter of 1995 and $0.4 million compared to $0.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase for 1996 is primarily due to higher borrowings and interest expense related to the convertible debenture. See Note 4 of Notes to Condensed Consolidated Financial Statements.

FACTORS AFFECTING FUTURE RESULTS

The Company continues to seek improvement in operating results through introduction of new products, including verification tools and FPGA products. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements and bank credit lines to finance its growth. Cash used in operations was $8.4 million in the first nine months of 1996 compared to cash generated by operations of $6.9 million in the first nine months of 1995. This increase in cash used in operations was primarily due to the net loss and an increase in inventories and other assets, partially offset by an increase in accounts payable and a decrease in accounts receivable. Net cash used in investing activities was $2.7 million during the first nine months of 1996, compared to $0.8 million during the first nine months of 1996, relating primarily to an increase in capital equipment purchases and increased levels of capitalized software. Net cash generated by financing activities was $11.7 million during the first nine months of 1996, compared to net cash used in financing activities of $1.7 million during the first nine months of 1995. This increase is primarily due to the convertible debenture offering in the second quarter of 1996.

As of September 30, 1996 the company had cash and cash equivalents of $4.3 million dollars. Working capital was $(1.5) million compared to $6.7 million as of December 31, 1995. As of September 30, 1996, the Company was in technical non-compliance with bank covenants, but the bank was forebearing and the bank line was restructured as an asset-based line. The Company is currently in compliance with this line of credit. The Company's operating and product development activities have required significant cash, therefore, the Company is currently in discussions with other lenders to expand its ability to use all of the Company's hard assets as a lending base. For example, the Company anticipates using foreign receivables, which are approximately 35% of the Company's accounts receivable, to secure a bank line of credit The company has applied for a working capital guarantee to cover payments for existing and future inventory, using export-import bank credit guarantees.

Currently, the Company is working with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to established payments and other normal, recurring period expenses. It is anticipated that minimum working capital will be required to meet sales demands because levels of inventories of PXP and LightSpeed should meet demands through the first quarter of 1997.

The Company anticipates that by attaining revenue projections for the fourth quarter of 1996 and by consummating the new lines of credit that allows for the use all of assets to expand the working capital borrowing base, the Company expects to meet short-term liquidity needs. In anticipation of meeting the Company's 1997 cash requirements, the Company has recently filed a proxy statement to increase the number of authorized shares to allow for a potential rights offering during the first quarter of 1997. See Note 6 of Notes to Condensed Consolidated Financial Statements. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

    27    Article 5 of Regulation S-X, Financial Data Schedules for Zycad
    Corporation for the quarter ended September 30, 1996.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

    No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZYCAD CORPORATION


                                       BY  /S/ Stephen A. Flory
                                          ----------------------------
                                           Stephen A. Flory
                                           Treasurer

November 14, 1996