Form 10-Q/A
period 1996-09-30
ZYCAD CORP
filed 1997-03-26
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:   0-13244

                      -------------------------------------

                                ZYCAD CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           41-1404495
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)


47100 Bayside Parkway, Fremont, California                              94538
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          (ZIP Code)


        Registrant's telephone number, including area code:  510-623-4400

                 -----------------------------------------------

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
                                 (IN THOUSANDS)
                                 (Unaudited)


                                                  September 30,  December 31,
                                                      1996           1995
ASSETS

Current assets:
     Cash and cash equivalents                     $   4,313     $   3,722
     Short-term investments                              221           224
     Accounts receivable, net                          5,205        12,123
     Inventories                                       3,387         1,788
     Other current assets                              1,124           765
                                                   ---------     ---------
          Total current assets                        14,250        18,622
Property and equipment, net                            5,301         5,598
Purchased technology                                   3,308         1,129
Other assets                                           4,786         3,631
                                                   ---------     ---------
          Total assets                             $  27,645     $  28,980
                                                   ---------     ---------
                                                   ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term obligations      $   2,697     $   1,028
     Accounts payable                                  5,976         3,968
     Accrued expenses                                  5,698         3,955
     Deferred revenues                                 2,409         2,930
                                                   ---------     ---------
          Total current liabilities                   16,780        11,881
Long-term obligations                                    965         1,420
Convertible debenture notes                            9,300             -
                                                   ---------     ---------
          Total liabilities                           27,045        13,301
                                                   ---------     ---------

Stockholders' equity:
     Common stock, par value $0.10                     2,060         1,975
     Additional paid-in capital                       51,778        47,837
     Accumulated translation adjustments                 (94)          (19)
     Accumulated deficit                             (53,144)      (34,114)
                                                   ---------     ---------
          Total stockholders' equity                     600        15,679
                                                   ---------     ---------
          Total liabilities and stockholders'
           equity                                  $  27,645     $  28,980
                                                   ---------     ---------
                                                   ---------     ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ZYCAD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                         Three months ended  Nine months ended
                                              September 30,      September 30,
                                         ------------------  -----------------
                                             1996      1995      1996     1995
                                         --------  --------  -------- --------
Revenues:
   Product                               $  2,294  $  7,969  $ 11,105 $ 22,714
   Service                                  3,701     5,157    11,418   15,624
                                         --------  --------  -------- --------
     Total revenues                         5,995    13,126    22,523   38,338
                                         --------  --------  -------- --------
Cost of revenues:
   Product                                  3,053     1,629     5,983    5,098
   Service                                  2,189     2,840     6,666    8,093
                                         --------  --------  -------- --------
     Total cost of revenues                 5,242     4,469    12,649   13,191
                                         --------  --------  -------- --------
     Gross profit                             753     8,657     9,874   25,147
                                         --------  --------  -------- --------

Operating expenses:
   Sales and marketing                      3,467     4,506    10,886   12,492
   Research and development                 4,271     2,686    12,699    7,992
   General and administrative               2,738       738     4,450    2,162
                                         --------  --------  -------- --------
          Total operating expenses         10,476     7,930    28,035   22,646
                                         --------  --------  -------- --------

Operating income (loss)                    (9,723)      727   (18,161)   2,501
                                         --------  --------  -------- --------

Other expense:
   Interest expense                          (621)      (87)     (797)    (285)
   Other expense                             (147)     (131)      (72)    (286)
                                         --------  --------  -------- --------
     Other expense, net                      (768)     (218)     (869)    (571)
                                         --------  --------  -------- --------

Net income (loss)                        ($10,491)     $509  ($19,030)  $1,930
                                         --------  --------  -------- --------
                                         --------  --------  -------- --------

Net income (loss) per share                ($0.51)    $0.02    ($0.95)   $0.09
                                         --------  --------  -------- --------
                                         --------  --------  -------- --------

Weighted average common shares
     and common share equivalents
     outstanding                           20,404    21,423    20,083   21,206
                                         --------  --------  -------- --------
                                         --------  --------  -------- --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (Unaudited)

                                                         Nine months ended
                                                   September 30,  September 30,
                                                       1996            1995
                                                   -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                 $   (19,030)    $    1,930
    Adjustments to reconcile net income (loss)
     to net cash generated by (used in)
     operating activities:
      Depreciation and amortization                       3,154          2,872
      Sales under capital leases, net                      (648)          (685)
  Changes in certain assets and liabilities:
    Accounts receivable                                   6,918          3,656
    Inventories                                          (1,599)          (207)
    Other assets                                           (829)           676
    Accounts payable and accrued expenses                 3,751         (1,091)
    Deferred revenues                                      (521)          (263)
                                                   -------------  -------------
      Net cash generated by (used in) operations         (8,804)         6,888
                                                   -------------  -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment purchases                     (2,014)          (670)
    Decrease in other assets                                898            517
    Increase in capitalized software                     (1,554)          (600)
                                                   -------------  -------------
      Net cash used in investing activities              (2,670)          (753)
                                                   -------------  -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of convertible
      debenture notes                                    10,000              -
    Net proceeds from issuance of common stock              926          1,809
    Decrease in debt obligation                            (286)          (618)
    Increase in (repayment of) bank debt                  1,500         (2,897)
                                                   -------------  -------------
      Net cash generated by (used in) financing
       activities                                        12,140         (1,706)
                                                   -------------  -------------

 Effect of exchange rate changes on cash
  and cash equivalents                                      (75)           126
                                                   -------------  -------------
 Net increase in cash and cash equivalents                  591          4,555
 Cash and cash equivalents at beginning of period         3,722          2,861
                                                   -------------  -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     4,313     $    7,416
                                                   -------------  -------------
                                                   -------------  -------------

 SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Common stock exchanged for convertible debentures  $      700      $       -
  Common stock issued in connection with the
   acquisition of all the outstanding shares
     of Attest Software, Inc.                        $    2,400      $       -



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

3.   INVENTORIES
     Inventories consisted of (in thousand's):

                                             September 30,       December 31,
                                                 1996                1995
     Finished goods                        $          873       $         753
     Raw materials and work in process              2,514               1,035
                                           --------------       -------------
                                           $        3,387       $       1,788
                                           --------------       -------------
                                           --------------       -------------
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

6.   SUBSEQUENT EVENTS
     The Company had a special meeting of stockholders held on December 5, 1996, for the purpose of voting on a proposal to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 shares.
     The additional shares are needed to prevent a potential conversion deficiency arising from the conversion of the Company's 6% Convertible Subordinated Debenture due on May 24, 1999, as well as providing for the future financing needs of the Company's Gatefield Division in 1997 through a potential rights offering to existing shareholders. See Note 4 of Notes to Condensed Consolidated Financial Statements. The proxy statements for this special meeting of stockholders were mailed on or about November 8, 1996.

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


                                    Three months ended      Nine months ended
 ($'S IN MILLIONS):                 September 30, 1995      September 30, 1995
 Service Revenue                    $             1.1       $             3.1
 Cost of service revenue                          0.4                     1.1
                                  --------------------     -------------------
 Gross profit                                     0.7                     2.0
 Sales and marketing expenses                     0.5                     1.4
                                  --------------------     -------------------
 Operating income                   $             0.2        $            0.6
                                  --------------------     -------------------
                                  --------------------     -------------------

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

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 1996 and 1995 were $2.7 million and $0.7 million, respectively. The increase in the third quarter of 1996 was primarily due to $1.0 million of bad debt expense for potential uncollectible accounts receivable. An additional $0.8 million of expense in the third quarter related to the Company's decision to restructure the organization in order to seek profitability and growth. These expenses include severance and other fringe benefits related to a reduction in force.
For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $4.5 million and $2.2 million, respectively. The increase in 1996 is primarily due to bad debt expense and restructuring expenses in the third quarter of 1996.

OTHER INCOME AND EXPENSES
Interest expense was $0.6 million for the third quarter of 1996 compared to $0.1 million for the third quarter of 1995 and $0.8 million compared to $0.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in interest expense for both the three months and nine months ended September 30, 1996 is primarily due to higher borrowings and interest expense and the amortization of the discount expense related to the convertible debenture. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used internally generated funds, public and private offerings of common stock, sale and leaseback arrangements and bank credit lines to finance its growth. Cash used in operations was $8.8 million in the first nine months of 1996 compared to cash generated by operations of $6.9 million in the first nine months of 1995. This increase in cash used in operations was primarily due to the net loss and an increase in inventories and other assets, partially offset by an increase in accounts payable and a decrease in accounts receivable. Net cash used in investing activities was $2.7 million during the first nine months of 1996, compared to $0.8 million during the first nine months of 1996, relating primarily to an increase in capital equipment purchases and increased levels of capitalized software. Net cash generated by financing activities was $12.1 million during the first nine months of 1996, compared to net cash used in financing activities of $1.7 million during the first nine months of 1995. This increase is primarily due to the convertible debenture offering in the second quarter of 1996.

As of September 30, 1996 the company had cash and cash equivalents of $4.3 million dollars. Working capital was $(2.5) million compared to $6.7 million as of December 31, 1995. As of September 30, 1996, the Company was in technical non-compliance with its bank covenants, but the bank was forebearing and the bank line was restructured as an asset-based line. The Company is currently in compliance with this bank line of credit. The Company's operating and product development activities have required significant cash, therefore, the Company is currently in discussions with other lenders to expand its ability to use all of the Company's hard assets as a lending base. For example, the Company anticipates using foreign receivables, which are approximately 35% of the Company's accounts receivable, to secure a bank line of credit.

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



                                         ZYCAD CORPORATION



                                      BY /s/ Stephen A. Flory
--------------------------------------------------------------------------------
                                         Stephen A. Flory
                                         Chief Financial Officer and Treasurer
March 20, 1997