Form 10-Q/A
period 1996-06-30
ZYCAD CORP
filed 1997-04-15
CIK 727621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                     FORM 10-Q/A


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


          For the transition period from _______________ to _______________.


                            Commission file number 0-13244


                                  ZYCAD CORPORATION
                (Exact name of registrant as specified in its charter)


DELAWARE                                                        41-1404495
(State of incorporation)               (I.R.S. Employer Identification No.)


47100 BAYSIDE PARKWAY, FREMONT, CALIFORNIA                           94538
(Address of principal executive offices)                        ( Zip Code)


Registrant's telephone number, including area code:        (510) 623-4400



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             ------     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of Each Class                          Outstanding at June 30, 1996
    -------------------                          ----------------------------

Common stock, par value $0.10 per share                    20,361,190

PART 1 - FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS

                                  ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (unaudited)

                                                      June 30,    December 31,
                                                        1996         1995
                                                      --------    ------------
ASSETS
Current assets
  Cash and cash equivalents                          $  7,091       $  3,722
  Short-term investments                                  221            224
  Accounts receivable, net                             10,223         12,123
  Inventories                                           2,583          1,788
  Other current assets                                  1,204            765
                                                    ---------     ----------

     Total current assets                              21,322         18,622
Property and equipment, net                             5,291          5,598
Purchased technology                                    3,454          1,129
Other assets                                            4,568          3,631
                                                    ---------     ----------

     Total assets                                   $  34,635      $  28,980
                                                    ---------     ----------
                                                    ---------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term obligations           $  1,217       $  1,028
  Accounts payable                                      4,214          3,968
  Accrued expenses                                      4,744          3,955
  Deferred revenues                                     3,506          2,930
                                                    ---------     ----------

     Total current liabilities                         13,681         11,881
Subordinated convertible debenture notes               10,417              -
Long-term obligations                                   1,019          1,207
Other long-term liabilities                               163            213
                                                    ---------     ----------

     Total liabilities                                 25,280         13,301
                                                    ---------     ----------

Stockholders' equity
  Common stock, par value $0.10                         2,036          1,975
  Additional paid-in capital                           50,562         47,837
  Accumulated translation adjustments                    (173)           (19)
  Accumulated deficit                                 (43,070)       (34,114)
                                                    ---------     ----------

     Total stockholders' equity                         9,355         15,679
                                                    ---------     ----------

     Total liabilities and stockholders' equity     $  34,635      $  28,980
                                                    ---------     ----------
                                                    ---------     ----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except for per-share amounts)
                                     (unaudited)


                                                        Three months ended       Six months ended
                                                              June 30,                June 30,
                                                        ------------------       ----------------
                                                         1996        1995         1996         1995
                                                       --------    --------     --------     --------
Revenues
  Product                                              $5,727      $7,412     $ 8,811      $ 14,745
  Service                                               3,823       5,236       7,717        10,467
                                                       --------    --------    --------     --------
  Total revenues                                        9,550      12,648      16,528        25,212
                                                       --------    --------    --------     --------
Cost of revenues
  Product                                               1,695       1,661       2,930         3,469
  Service                                               2,183       2,655       4,477         5,253
                                                       --------    --------    --------     --------
  Total cost of revenues                                3,878       4,316       7,407         8,722
                                                       --------    --------    --------     --------
  Gross profit                                          5,672       8,332       9,121        16,490
                                                       --------    --------    --------     --------

Operating expenses
  Sales and marketing                                   4,121       4,205       7,419         7,986
  Research and development                              4,099       2,585       8,429         5,306
  General and administrative                              891         705       1,711         1,424
                                                       --------    --------    --------     --------
  Total operating expenses                              9,111       7,495      17,559        14,716
                                                       --------    --------    --------     --------

Operating income (loss)                                (3,439)        837      (8,438)        1,774
                                                       --------    --------    --------     --------

Other income (expense)
  Interest expense, net                                  (533)        (65)       (593)         (198)
  Other income (expense), net                              33         (31)         75          (155)
                                                       --------    --------    --------     --------
  Other income (expense), net                            (500)        (96)       (518)         (353)
                                                       --------    --------    --------     --------

Net income (loss)                                     ($3,939)       $741     ($8,956)       $1,421
                                                       --------    --------    --------     --------
                                                       --------    --------    --------     --------

Net income (loss) per share                            ($0.20)      $0.04      ($0.45)        $0.07
                                                       --------    --------    --------     --------
                                                       --------    --------    --------     --------

Weighted average common shares
     and common share equivalents
     outstanding                                       20,026      20,318      19,914        20,392
                                                       --------    --------    --------     --------
                                                       --------    --------    --------     --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                                                         Six months ended
                                                                     June 30,    December 31,
                                                                       1996         1995
                                                                     --------    ------------
Cash flows from operating activities
  Net Income (loss)                                                 $(8,956)          $1,421
    Adjustments to reconcile net income (loss) to net cash
    generated by (used in) operating activities
       Depreciation and amortization                                  2,038            2,314
       Subordinated convertible debenture interest capitalized          417                -
       Sales under capital leases, net                               (1,006)            (904)
  Changes in certain assets and liabilities
    Accounts receivable                                               2,638            2,095
    Inventories                                                        (795)             108
    Other assets                                                       (533)             512
    Accounts payable and accrued expenses                             1,070           (1,708)
    Deferred revenues                                                   636              355
                                                                    -------          -------
       Net cash generated by (used in) operations                    (4,491)           4,193
                                                                    -------          -------

Cash flows from investing activities
  Property and equipment purchases                                   (1,538)            (541)
  Increase in capitalized software                                   (1,280)            (400)
                                                                    -------          -------
    Net cash used in investing activities                            (2,818)            (941)
                                                                    -------          -------

Cash flows from financing activities
    Net proceeds from issuance of convertible
       debenture notes                                               10,000                -
    Net proceeds from issuance of common stock                          316              450
    Decrease (increase) in debt obligation                              287             (590)
    Repayment of bank debt                                                -           (2,000)
                                                                    -------          -------
       Net cash generated by (used in) financing activities          10,603           (2,140)
                                                                    -------          -------

Effect of exchange rate changes on cash
  and cash equivalents                                                   75               70
                                                                    -------          -------
Net increase in cash and cash equivalents                             3,369            1,182
Cash and cash equivalents at beginning of period                      3,722            2,861
                                                                    -------          -------
Cash and cash equivalents at end of period                           $7,091           $4,043
                                                                    -------          -------
                                                                    -------          -------
Supplemental Disclosure of Noncash Activities
  Common stock issued in connection with the acquisition
    of all the outstanding shares of Attest Software, Inc.           $2,400               $-



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

1.  FINANCIAL STATEMENTS
    The unaudited condensed consolidated financial statements of Zycad Corporation for the three-month and six-month periods ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 31, 1995 Annual Report on Form 10-K.

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

3.  INVENTORIES
    Inventories consisted of (in thousand's):

                                June 30, 1996              December 31, 1995
                                -------------              -----------------
         Finished goods           $   745                       $   753
         Raw materials and
           work in process          1,838                         1,035
                                  -------                       -------
                                   $2,583                        $1,788
                                  -------                       -------
                                  -------                       -------

4.  SUBORDINATED CONVERTIBLE DEBENTURE NOTES
    In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the Notes) to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the holder into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the noteholders received warrants to purchase up to 100,000 additional shares of the Company's stock at $10.00 per share, subject to certain conditions.

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

RESULTS OF OPERATIONS

The 1995 second quarter and year-to-date results include revenue and costs related to the Company's DOORS requirements management solution sales as summarized below. In January 1996 the Company formed a joint venture with the U.K. based owner of the DOORS technology to market and distribute the technology in North America. Accordingly, the results of the joint venture will now be reported on an equity basis rather than on the operating basis that had been the reporting method in 1995. For the three-month and six-month periods ended June 30, 1996 the Company's 40% equity share of the joint venture profits was not material. ($ in millions):



         ($'S IN MILLIONS)                  Three Month         Six Month
                                            Period Ended        Period Ended
                                            June 30, 1995       June 30, 1995

    Service revenue                              $1.1                $2.2
    Cost of service revenue                       0.4                 0.8
                                            ---------------     ---------------
    Gross profit                                  0.7                 1.4
    Sales and marketing expense                   0.5                 0.9
                                            ---------------     ---------------
    Operating income                             $0.2                $0.5
                                            ---------------     ---------------
                                            ---------------     ---------------


Effective June 1, 1996 the Company acquired Attest Software Inc. (Attest). The revenues and expenses related to Attest which were included in the Company's results of operations for the three-month and six-month periods ended June 30, 1996 were $0.3 million and $0.1 million, respectively.

REVENUES

Revenues for the quarter ended June 30, 1996 were $9.6 million, a decrease of $3.1 million compared to the comparable period in 1995. Product revenues decreased $1.7 million as two separate $1.0 million customer purchases in the 1995 quarter were not duplicated in 1996. Additionally, the Company is transitioning from its current generation accelerator products for logic simulation to its next generation, faster LightSpeed accelerator product. The LightSpeed product will be available for shipment in quantity in September 1996. As a result of this transition, some customers are waiting for the availability of LightSpeed before purchasing accelerators for their engineering projects.

This $1.7 million decline in product revenues was partially offset by $0.3 million of revenues from new software products, which resulted from the acquisition of Attest.

The $5.9 million decline in product revenues for the six-month period ended June 30, 1996, compared to June 1995, was also due to large purchases in 1995 not being repeated in 1996 and to the product transition from PXP to LightSpeed as previously described.

Service revenues decreased $1.4 million and $2.8 million, respectively in the three-month and six-month periods ended June 30, 1996. The primary reason for the decreases is that revenues from the DOORS technology amounting to $1.1 million and $2.2 million in the respective 1995 reporting periods are no longer included in 1996 (See Results of Operations). The remaining portion of the decrease was due to reduced maintenance revenue related to the older generation XP and PXP products.


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

Gross profit from service revenues decreased $0.9 million of which $0.7 million related to the amount of gross profit contributed from the DOORS technology in 1995 that is not included in 1996. The remaining $0.2 million is principally related to the decline in maintenance revenue. Excluding the impact of DOORS in 1995, service gross profit in 1996 was 42% compared to 44% in 1995.

Year-to-date service gross profit was 42% in 1996 compared to 50% in 1995, excluding the impact of DOORS in 1995. This decrease is due to lower product maintenance revenues due to the PXP to LightSpeed product transition without a commensurate decrease in costs.

OPERATING EXPENSES

SALES AND MARKETING

Sales and Marketing expenses in the 1996 second quarter decreased by $0.1 million compared to the 1995 second quarter. This decrease was principally related to the impact of including $0.5 million DOORS expenses in 1995 and not in 1996 and lower commission expense related to lower revenue levels partially offset by higher marketing expenses related to the introduction of the LightSpeed product.

Year-to-date sales and marketing expenses were $0.6 million lower in 1996 for the same reasons used to explain the second quarter comparison.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $0.2 million higher in the 1996 second quarter than in the 1995 second quarter and $0.3 million higher in the six-month period ended June 30, 1996 compared to June 30, 1995. These increases are principally related to higher legal and accounting costs associated with completion of the $10.0 million subordinated convertible debenture note offering during the second quarter of 1996 (see Note 4 of Notes to Condensed Consolidated Financial Statements).


OTHER INCOME/EXPENSES, NET

Other expenses, net were $0.4 million higher in the second quarter 1996 compared to 1995. Such expenses were $0.2 million higher for the comparable six-month period ended June 30, 1996 vs. 1995 principally due to $0.4 million of accelerated amortization of discount expense related to the Company's subordinated convertible debenture notes (see Note 4 of Notes to Condensed Consolidated Financial Statements), as well as fluctuations in foreign currencies which favorably impacted 1996 results and adversely impacted 1995 results.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996 the Company's working capital was $7.6 million compared to $6.7 million at December 31, 1995. The $0.9 million increase results from the cash proceeds from the $10.0 million subordinated convertible debenture note offering, completed in May 1996, partially offset by the net loss from operations for the six-month period ended June 30, 1996 and the changes in current assets and current liabilities during that period.

The Company anticipates that by attaining revenue projections for 1997 and by relying on the new credit line, together with sources of additional liquidity such as private or public offerings and equipment lease lines the Company expects to meet short-term liquidity needs. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZYCAD CORPORATION



                                       BY   /s/ Stephen A. Flory
                                            --------------------
                                            Stephen A. Flory
                                            Chief Financial Officer and
                                            Treasurer


April 14, 1997