Form 10-Q/A
period 1996-09-30
ZYCAD CORP
filed 1997-04-15
CIK 727621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                     FORM 10-Q/A


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


          For the transition period from                to                .
                                      ---------------    ---------------


                            Commission file number 0-13244


                                  ZYCAD CORPORATION
                (Exact name of registrant as specified in its charter)


 DELAWARE                                                             41-1404495
(State of incorporation)                    (I.R.S. Employer Identification No.)


 47100 BAYSIDE PARKWAY, FREMONT, CALIFORNIA                               94538
(Address of principal executive offices)                             ( Zip Code)


Registrant's telephone number, including area code:   (510) 623-4400


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of Each Class                      Outstanding at November 1, 1996
   -------------------                       -------------------------------

Common stock, par value $0.10 per share                     22,763,297

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (unaudited)

                                                    September 30,  December 31,
                                                        1996           1995
                                                     ----------     ----------
ASSETS

Current assets
 Cash and cash equivalents                          $   4,313      $   3,722
 Short-term investments                                   221            224
 Accounts receivable, net                               5,205         12,123
 Inventories                                            3,387          1,788
 Other current assets                                   1,124            765
                                                     ----------     ----------
   Total current assets                                14,250         18,622
Property and equipment, net                             5,301          5,598
Purchased technology                                    3,308          1,129
Other assets                                            4,786          3,631
                                                     ----------     ----------

   Total assets                                     $  27,645      $  28,980
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Bank financing                                     $   1,500      $       -
 Current portion of long-term obligations               1,197          1,028
 Accounts payable                                       5,976          3,968
 Accrued expenses                                       5,698          3,955
 Deferred revenues                                      2,409          2,930
                                                     ----------     ----------
   Total current liabilities                           16,780         11,881
Subordinated convertible debenture notes               10,880              -
Long-term obligations                                     807          1,207
Other long-term liabilities                               158            213
                                                     ----------     ----------
   Total liabilities                                   28,625         13,301
                                                     ----------     ----------

Stockholders' equity
 Common stock, par value $0.10                          2,060          1,975
 Additional paid-in capital                            51,490         47,837
 Accumulated translation adjustments                      (94)           (19)
 Accumulated deficit                                  (54,436)       (34,114)
                                                     ----------     ----------
   Total stockholders' equity                            (980)        15,679
                                                     ----------     ----------

   Total liabilities and stockholders' equity       $  27,645      $  28,980
                                                     ----------     ----------
                                                     ----------     ----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)



                                                 Three months ended                Nine months ended
                                                    September 30,                     September 30,
                                              --------------------------      --------------------------


                                                 1996            1995            1996            1995
                                              ----------      ----------      ----------      ----------
 Revenues

  Product                                     $  2,294        $  7,969        $ 11,105        $ 22,714

  Service                                        3,701           5,157          11,418          15,624
                                              ----------      ----------      ----------      ----------

    Total revenues                               5,995          13,126          22,523          38,338
                                              ----------      ----------      ----------      ----------

 Cost of revenues

  Product                                        3,053           1,629           5,983           5,098

  Service                                        2,189           2,840           6,666           8,093
                                              ----------      ----------      ----------      ----------

    Total cost of revenues                       5,242           4,469          12,649          13,191
                                              ----------      ----------      ----------      ----------

    Gross profit                                   753           8,657           9,874          25,147
                                              ----------      ----------      ----------      ----------

 Operating expenses

  Sales and marketing                            3,467           4,506          10,886          12,492

  Research and development                       4,271           2,686          12,699           7,992

  General and administrative                     2,738             738           4,450           2,162
                                              ----------      ----------      ----------      ----------

         Total operating expenses               10,476           7,930          28,035          22,646
                                              ----------      ----------      ----------      ----------


 Operating income (loss)                        (9,723)            727         (18,161)          2,501
                                              ----------      ----------      ----------      ----------

 Other expense

  Interest expense                              (1,496)            (87)         (2,089)           (285)

  Other expense                                   (147)           (131)            (72)           (286)
                                              ----------      ----------      ----------      ----------


     Other expense, net                         (1,643)           (218)         (2,161)           (571)
                                              ----------      ----------      ----------      ----------

 Net income (loss)                            $(11,366)       $    509        $(20,322)       $  1,930
                                              ----------      ----------      ----------      ----------
                                              ----------      ----------      ----------      ----------

 Net income (loss) per share                  $  (0.56)       $   0.02        $  (1.01)       $   0.09
                                              ----------      ----------      ----------      ----------

 Weighted average common shares

      and common share equivalents

      outstanding                               20,404          21,423          20,083          21,206
                                              ----------      ----------      ----------      ----------
                                              ----------      ----------      ----------      ----------




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                             Nine months ended
                                                         September 30,   September 30,
                                                              1996           1995
                                                            --------       --------
 Cash flows from operating activities
 Net Income (loss)                                         $(20,322)      $  1,930
   Adjustments to reconcile net income (loss)
    to net cash generated by (used in) operating
    activities
     Depreciation and amortization                            3,223          2,872
     Subordinated convertible debenture interest
        capitalized                                           1,725              -
     Sales under capital leases, net                           (724)          (685)
 Changes in certain assets and liabilities
   Accounts receivable                                        7,409          3,656
   Inventories                                               (1,599)          (207)
   Other assets                                                (695)         1,193
   Accounts payable and accrued expenses                      3,737         (1,091)
   Deferred revenues                                           (537)          (263)
                                                            --------       --------
     Net cash generated by (used in) operations              (7,783)         7,405
                                                            --------       --------

 Cash flows from investing activities
   Property and equipment purchases                          (1,797)          (670)
   Increase in capitalized software                          (1,554)          (600)
                                                            --------       --------
     Net cash used in investing activities                   (3,351)        (1,270)
                                                            --------       --------

 Cash flows from financing activities
   Net proceeds from issuance of convertible
     debenture notes                                         10,000              -
   Net proceeds from issuance of common stock                   413          1,809
   Decrease in debt obligation                                 (342)          (618)
   Increase in (repayment of) bank debt                       1,500         (2,897)
                                                            --------       --------
     Net cash generated by (used in) financing
        activities                                           11,571         (1,706)
                                                            --------       --------

 Effect of exchange rate changes on cash
 and cash equivalents                                           154            126
                                                            --------       --------
 Net increase in cash and cash equivalents                      591          4,555
 Cash and cash equivalents at beginning of period             3,722          2,861
                                                            --------       --------
 Cash and cash equivalents at end of period                $  4,313       $  7,416
                                                            --------       --------
                                                            --------       --------

 Supplemental Disclosure of Noncash Activities
 Common stock exchanged for convertible debentures         $    700       $      -
 Common stock issued in connection with the
  acquisition of all the outstanding shares of
  Attest Software, Inc.                                    $  2,400       $      -


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

3. INVENTORIES
       Inventories consisted of (in thousand's):
                                            September 30, 1996 December 31, 1996
                                                    1996             1995
          Finished goods                         $   873          $   753
          Raw materials and work in process        2,514            1,035
                                               ------------    -----------
                                                 $ 3,387          $ 1,788
                                               ------------    -----------
                                               ------------    -----------

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

6. SUBSEQUENT EVENTS
   The Company had a special meeting of stockholders held on December 5, 1996, for the purpose of voting on a proposal to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 shares. The additional shares are needed to prevent a potential conversion deficiency arising from the conversion of the Company's 6% subordinated convertible debenture notes due on May 24, 1999, as well as providing for the future financing needs of the Company's GateField Division in 1997 through a potential rights offering to existing shareholders (see Note 4 of Notes to Condensed Consolidated Financial Statements). The proxy statements for this special meeting of stockholders were mailed on or about November 8, 1996.

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

                                    Three months ended   Nine months ended
($'S IN MILLIONS)                   September 30, 1995   September 30, 1995
Service revenue                           $1.1                 $3.1
Cost of service revenue                    0.4                  1.1
                                    ------------------   ------------------
Gross profit                               0.7                  2.0
Sales and marketing expense                0.5                  1.4
                                    ------------------   ------------------
Operating income                          $0.2                 $0.6
                                    ------------------   ------------------
                                    ------------------   ------------------

For the three month and nine month periods ended September 30, 1996 the Company's 40% equity share of the joint venture profits was not material.

On June 1, 1996, the Company acquired Attest Software Inc. (Attest) (see Note 5 of Notes to Condensed Consolidated Financial Statements). For the three months ended September 30, 1996, revenues and expenses related to Attest, included in the Company's results of operations were $0.2 million and $0.1 million respectively. For the nine months ended September 30, 1996, revenues and expenses related to Attest, included in the Company's results of operations were $0.5 million and $0.2 million respectively.

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

Service revenues for the quarter ended September 30, 1996 were $3.7 million compared to $5.2 million for the quarter ended September 30, 1995 and $11.4 million compared to $15.6 million for the nine months ended September 30, 1996 and 1995, respectively. This decrease in service revenues is mainly due to the exclusion of revenue related to the DOORS technology in the Company's total revenue in 1996 and equaling $1.1 million and $3.1 million for the three months and nine months ended September 30, 1995, respectively, as well as reduced maintenance revenues related to older generation accelerator products and price reductions related to government contracts. See Results of Operations.

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

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 1996 and 1995 were $2.7 million and $0.7 million, respectively. The increase in the third quarter of 1996 was primarily due to $1.0 million of bad debt expense for potential uncollectable accounts receivable. An additional $0.8 million of expense in the third quarter related to the Company's decision to restructure the organization in order to seek profitability and growth. These expenses include severance and other fringe benefits related to a reduction in force.
For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $4.5 million and $2.2 million, respectively. The increase in 1996 is primarily due to bad debt expense and restructuring expenses in the third quarter of 1996.

OTHER INCOME AND EXPENSES
Interest expense was $1.5 million for the third quarter of 1996 compared to $0.1 million for the third quarter of 1995 and $2.1 million compared to $0.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in interest expense for both the three months and nine months ended September 30, 1996 is primarily due to the amortization of the discount expense related to the subordinated convertible debenture notes, as well as higher borrowings and interest expense (see Note 4 of Notes to Condensed Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically used internally generated funds, public and private offerings of common stock, sale and leaseback arrangements and bank credit lines to finance its growth. Cash used in operations was $7.8 million in the first nine months of 1996 compared to cash generated by operations of $7.4 million in the first nine months of 1995. This increase in cash used in operations was primarily due to the net loss and an increase in inventories and other assets, partially offset by an increase in accounts payable and a decrease in accounts receivable. Net cash used in investing activities was $3.4 million during the first nine months of 1996, compared to $1.3 million during the first nine months of 1996, relating primarily to an increase in capital equipment purchases and increased levels of capitalized software. Net cash generated by financing activities was $11.6 million during the first nine months of 1996, compared to net cash used in financing activities of $1.7 million during the first nine months of 1995. This increase is primarily related to the subordinated convertible debenture note offering in the second quarter of 1996.

As of September 30, 1996 the company had cash and cash equivalents of $4.3 million dollars. Working capital (deficit) was $(2.5) million compared to $6.7 million as of December 31, 1995. As of September 30, 1996, the Company was in technical non-compliance with its bank covenants, but the bank was forbearing and the bank line was restructured as an asset-based line. The Company is currently in compliance with this bank line of credit. Because the Company's operating and product development activities have required significant cash, the Company, subsequent to December 31, 1996, obtained a $5.0 million line of credit with a lender that allows for the use of substantially all of the Company s tangible assets as collateral.

The Company is also working with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to established payments and other normal, recurring period expenses. It is anticipated that minimum working capital will be required to meet sales demands because levels of inventories of PXP and LightSpeed should meet demands through the second quarter of 1997.

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


                                       ZYCAD CORPORATION


                                       BY   /s/Stephen A. Flory
                                             -----------------------------
                                            Stephen A. Flory
                                            Chief Financial Officer and
                                            Treasurer

April 14, 1997