Form 10-Q
period 1997-03-31
ZYCAD CORP
filed 1997-05-15
CIK 727621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549



                                      FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes   X     No     .
                                              -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       TITLE OF EACH CLASS                       OUTSTANDING AT APRIL 13, 1997

Common stock, par value $0.10 per share                         27,155,967

                                  ZYCAD CORPORATION

                                        INDEX

                                                                                        Page
                                                                                       Number
PART 1.        FINANCIAL INFORMATION


Item 1.        Financial Statements

                         Condensed Consolidated Balance Sheets as of March 31, 1997
                              and December 31, 1996                                         2


                         Condensed Consolidated Statements of Operations for the Three
                              Months Ended March 31, 1997 and March 31, 1996                3


                         Condensed Consolidated Statements of Cash Flows for the Three
                              Months Ended March 31, 1997 and March 31, 1996                4

                         Notes to Condensed Consolidated Financial Statements, March 31,
                              1997                                                          5


Item 2.        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition                                            8



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                                 10


Item 6.  Exhibits and Reports on Form 8-K                                                  10


SIGNATURE                                                                                  12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (unaudited)

                                                                           March 31,   December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                         1997        1996
---------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                $   1,828      $   1,703
  Short-term investments                                                         100            100
  Accounts receivable, less allowance for doubtful
    accounts of $1,073 in 1997 and $1,337 in 1996                              5,857         12,088
  Inventories, net                                                             2,524          2,664
  Other current assets                                                         1,187            956
                                                                           ---------      ---------
    Total current assets                                                      11,496         17,511

Property and equipment, net                                                    4,864          5,101
Purchased technology, net                                                      2,570          2,776
Other assets                                                                   3,530          4,139
                                                                           ---------      ---------
    Total assets                                                           $  22,460      $  29,527
                                                                           ---------      ---------
                                                                           ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank financing                                                           $   1,399      $   3,203
  Current portion of long-term obligations                                     1,060          1,958
  Accounts payable                                                             5,083          5,715
  Accrued expenses                                                             4,370          5,345
  Deferred revenues                                                            2,177          2,530
                                                                           ---------      ---------
    Total current liabilities                                                 14,089         18,751

Subordinated convertible debenture notes                                       6,998          7,342
Long-term obligations                                                            384            719
Other long-term liabilities                                                      138            146
                                                                           ---------      ---------
    Total liabilities                                                         21,609         26,958
Commitments and contingencies                                                      -              -
Stockholders' equity
  Preferred stock
    $0.10 par value; 2,000,000 shares authorized;
    shares issued and outstanding:  none                                           -              -
  Common stock
    $0.10 par value; 40,000,000 shares authorized; shares issued
    and outstanding: 25,485,926 in 1997 and 23,226,444 in 1996                 2,550          2,323
  Additional paid-in capital                                                  59,512         55,784
  Accumulated translation adjustments                                           (111)           (48)
  Accumulated deficit                                                        (61,100)       (55,490)
                                                                           ---------      ---------
    Total stockholders' equity                                                   851          2,569
                                                                           ---------      ---------
    Total liabilities and stockholders' equity                             $  22,460      $  29,527
                                                                           ---------      ---------
                                                                           ---------      ---------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ZYCAD CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                                         Three Months Ended March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1997           1996
-----------------------------------------------------------------------------------------------------
Revenues
  Product                                                                   $  1,160       $  3,084
  Service                                                                      2,924          3,894
                                                                           ---------      ---------
    Total revenues                                                             4,084          6,978
                                                                           ---------      ---------

Cost of revenues
  Product                                                                      1,383          1,235
  Service                                                                      1,818          2,294
                                                                           ---------      ---------
    Total cost of revenues                                                     3,201          3,529
                                                                           ---------      ---------
    Gross profit                                                                 883          3,449
                                                                           ---------      ---------

Operating expenses
  Sales and marketing                                                          3,253          3,298
  Research and development                                                     2,666          4,330
  General and administrative                                                     507            820
                                                                           ---------      ---------
    Total operating expenses                                                   6,426          8,448
                                                                           ---------      ---------
Operating loss                                                                (5,543)        (4,999)
                                                                           ---------      ---------

Other income (expense)
  Interest expense, net                                                         (444)           (60)
  Other income, net                                                              377             42
                                                                           ---------      ---------
    Total other expense                                                          (67)           (18)
                                                                           ---------      ---------
Net loss                                                                   $  (5,610)     $  (5,017)
                                                                           ---------      ---------
                                                                           ---------      ---------

Net loss per share                                                          $  (0.22)      $  (0.25)
                                                                           ---------      ---------
                                                                           ---------      ---------
Weighted average common shares outstanding                                    25,258         19,802
                                                                           ---------      ---------
                                                                           ---------      ---------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                        Three Months Ended March 31,
(IN THOUSANDS)                                                                1997           1996
----------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                                 $  (5,610)     $  (5,017)
  Reconciliation to net cash used in operating activities
    Depreciation and amortization                                              1,115          1,041
    Subordinated convertible debt interest capitalized, net                      219              -
    Collections under capital leases                                             516            118
    Changes in assets and liabilities
      Accounts receivable                                                      5,729          2,770
      Inventories                                                                140            271
      Other assets                                                               (86)          (465)
      Accounts payable and accrued expenses                                   (1,615)             1
      Deferred revenues                                                         (434)           (36)
                                                                           ---------      ---------
         Net cash used in operating activities                                   (26)        (1,317)
                                                                           ---------      ---------
Investing activities
  Property and equipment purchases, net                                         (336)          (511)
  Capitalized software                                                          (150)          (300)
  Collection of notes receivable                                                   -             76
  Proceeds from sale of short-term investments                                     -            (48)
                                                                           ---------      ---------
         Net cash used in investing activities                                  (486)          (783)
                                                                           ---------      ---------
Financing activities
  Proceeds from issuance of convertible debenture notes, net                   3,500              -
  Proceeds from sales of common stock                                             65            139
  Bank financing, net                                                         (1,804)         1,900
  Borrowings under debt obligations                                                -            338
  Repayments of debt obligations                                              (1,233)             -
                                                                           ---------      ---------
         Net cash provided by financing activities                               528          2,377
                                                                           ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                     109             81
                                                                           ---------      ---------

Net change in cash and cash equivalents                                          125            358

Cash and cash equivalents, beginning of year                                   1,703          3,722
                                                                           ---------      ---------

Cash and cash equivalents, end of year                                      $  1,828       $  4,080
                                                                           ---------      ---------
                                                                           ---------      ---------

Supplemental disclosure of cash flow information
  Noncash activities
    Common stock exchanges for convertible debentures                       $  4,042           $  -


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
                                    March 31, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature and certain one-time charges in the opinion of management are necessary to present fairly the financial position and results of operations of Zycad Corporation (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on March 31, 1997 and 1996, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

2.  NET  INCOME (LOSS) PER SHARE

    Net income per share is computed using the weighted average number of common shares outstanding during each period, including dilutive common share equivalents (Common Stock options and warrants).

    Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

3.  INVENTORIES

    Inventories consisted of:

                                            March 31,   December 31,
    (IN THOUSANDS)                            1997          1996
    ----------------------------------------------------------------
    Raw materials and work in process        $  1,410    $  2,045
    Finished goods                              1,114         619
                                             --------   ---------
                                             $  2,524    $  2,664
                                             --------   ---------
                                             --------   ---------

4.  SUBORDINATED CONVERTIBLE DEBENTURES

    In anticipation of meeting the Company's 1997 cash requirements, in February 1997 the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) and Common Stock Purchase Warrants. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a price equal to 78% to 83% of the lowest reported sales price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 500,000 additional shares of the Company's stock at $2.25 per share, subject to certain conditions. On May 15, 1997, the Debentures were converted into 100,000 shares of the Company's Convertible Preferred Stock having an aggregate stated value of $3,500,000 and warrants to purchase Convertible Preferred Stock having an aggregate stated value of $1,500,000. Discount expense relating to the Subordinated Convertible Debentures and the Convertible Preferred Stock is approximately $875,000. At March 31, 1997, subordinated convertible debt interest capitalized was $219,000.

5.  RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share
    (EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

    SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are not included in the diluted EPS calculation where they are anti-dilutive.

    Earnings or net loss per share under SFAS No. 128 would not have been significantly different than the net loss per share currently reported for the periods.

6.  SUBSEQUENT EVENTS

    DISPOSITION OF THE LIGHTSPEED PRODUCT FAMILY

    On April 15, 1997, Zycad Corporation agreed to sell its technology relating to its LightSpeed product family to IKOS Systems, Inc. (IKOS). The purchase price was $5,000,000 and under the terms of the agreement, IKOS paid $2,500,000 to Zycad upon execution of the agreement. An additional $2,500,000 will be paid out upon completion of customer transition milestones. The agreement called for IKOS to buy all of the software and hardware simulation technology related to the LightSpeed product, and for Zycad to promote IKOS' logic verification products to its customers. Both companies will work closely to develop a product transition program for Zycad's current logic simulation customers and IKOS' Voyager Fault Simulation customers. Zycad will retain its fault simulation products in addition to its GateField division. Information contained in the April 15, 1997 press release shown as Item 7, Exhibit
    20.01 on the Company's Form 8-K filed on April 30, 1997 further describes the LightSpeed product family.

    SALE OF QUALITY SYSTEMS SOFTWARE, INC.

    In January 1996, Zycad Corporation (the Company) and Quality Systems Software, Ltd. (QSS Ltd.), a U.K. company and owner of the DOORS technology, established a joint venture, QSS Inc., to continue the distribution operations of the DOORS technology and other products in the North American market. In January 1997, QSS Inc. was restructured so that QSS Ltd. became a subsidiary of QSS Inc. The Company's ownership as a result of the QSS Inc. restructuring became 22% or approximately 2,420,000 shares. On April 14, 1997, the Company signed an agreement to sell its ownership in QSS Inc. for $3,500,000 cash. The agreement was approved and finalized by the QSS Board of Directors' on May 12, 1997. The Company received full payment on May 13, 1997.

    CONVERSION OF $3.5 MILLION OF SUBORDINATED CONVERTIBLE DEBENTURES TO PREFERRED STOCK

    In anticipation of meeting the Company's 1997 cash requirements, in February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) and Common Stock Purchase Warrants. On May 15, 1997, the Debentures were converted into approximately 100,000 shares of the Company's Convertible Preferred Stock having an aggregate stated value of $3,500,000 and warrants to purchase Convertible Preferred Stock having an aggregate stated value of $1,500,000. The Convertible Preferred Stock is convertible at the option of the stockholder (subject to certain maximum share limitations) into the Company's Common Stock at a price equal to 78% to 83% of the average low trade price for the Common Stock on the Nasdaq National Market for the five days prior to the date of conversion. Discount expense relating to the Subordinated Convertible Debentures and the Convertible Preferred Stock is approximately $875,000 and will be amortized over the first six month of 1997. At March 31, 1997, the Company recorded $219,000 of subordinated convertible debenture interest expense.

    CONVERSION OF $10.0 MILLION OF SUBORDINATED CONVERTIBLE DEBENTURES

    In May 1996, the Company sold a total of $10,000,000 of Subordinated Convertible Debentures to institutional investors as part of a private placement. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the noteholders (subject to the maximum share limitations set forth below) into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 100,000 additional shares of the Company's Common Stock at $10.00 per share, subject to certain conditions. In April and May 1997, an additional $1,100,000 of original principal amount and $300,000 of accrued interest was converted into approximately 1,656,000 shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1996, under the caption, "Business".

RESULTS OF OPERATIONS

REVENUES Total revenues for the quarter ended March 31, 1997 were $4.1 million compared to $7.0 million for the quarter ended March 31, 1996, a decrease of 43%. Product revenues for the quarter ended March 31, 1997 were $1.2 million compared to $3.1 million for the quarter ended March 31, 1996, a decrease of 61%. The decrease in product revenues was primarily due to decreased shipments of the Company's accelerator product family. Service revenues for the quarter ended March 31, 1997 were $2.9 million compared to $3.9 million for the quarter ended March 31, 1996, a decrease of 26%. This decrease in service revenues during the first three months of 1997 is attributable to reduced maintenance revenues related to older generation accelerator products.

GROSS PROFIT
Total gross profit was $0.9 million compared to $3.4 million for the three months ended March 31, 1997 and 1996, respectively. The loss from product revenues at the gross margin level was $0.2 million for the three months ended March 31, 1997. Gross profit from product revenues was $1.8 million for the three months ended March 31, 1996. This decrease in gross profit from product revenues in 1997 as compared to 1996 was primarily due to decreased product revenues that are required to compensate for fixed overhead expenses during the same period. Gross profit from service revenues was $1.1 million, or 38%, for the three months ended March 31, 1997 compared to $1.6 million, or 41%, for the three months ended March 31, 1996. The decrease in gross profit from service revenues in 1997 as compared to 1996 in both dollars and percentage was primarily due to decreased service revenues.

OPERATING EXPENSES

SALES AND MARKETING
Sales and marketing expenses were $3.3 million for both the first quarters of 1997 and 1996, respectively, which represents 80% of total revenues in 1997 and 47% of total revenues in 1996. The increase in sales and marketing expenses as a percentage of total revenues in 1997 as compared to 1996 is primarily due to decreased revenues in 1997.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $2.7 million for the three months ended March 31, 1997 compared to $4.3 million during the three months ended March 31, 1996. This decrease in 1997 as compared to 1996 is mainly due to decreased staffing levels in 1997 as projects and activities associated with the development and introduction of LightSpeed were not continued into 1997. Additionally, research and development expenses related to the development of high density FPGA products decreased in 1997 as product moved into the production mode.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended March 31, 1997 and 1996 were $0.5 million and $0.8 million, respectively. The decrease in expenses for the first quarter of 1997 was primarily related to the decreased staffing level in 1997 as compared to 1996.

OTHER INCOME AND EXPENSES
Interest expense was $0.4 million for the first quarter of 1997 compared to $0.1 million for the first quarter of 1996. The increase in 1997 as compared to 1996 was primarily due to $0.5 million of interest expense related to the Subordinated Convertible Debentures, partially offset by a translation exchange gain of $0.2 million recorded in the first quarter of 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically used internally generated funds, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business. Cash used in operations was $26,000 in the first three months of 1997 compared to cash used in operations of $1.3 million for the first three months of 1996. This decrease in cash used in operations in 1997 compared to 1996 was primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by the net loss and an increase in inventories. Net cash used in investing activities was $0.5 million at March 31, 1997 compared to $0.8 million at March 31, 1996. This decrease in net cash used for investment is primarily due to reduced levels of capital equipment purchases as well as reduced levels internally capitalized software. Net cash provided by financing activities was $0.5 million in the first three months of 1997, compared to $2.4 million for the same three month period in 1996. This decrease in 1997 as compared to 1996 is primarily due to higher levels of repayments of debt obligation and bank financing agreements.

At March 31, 1997 the Company had cash and cash equivalents of $1.8 million and a working capital deficit of $(2.6) million. The Company has a $5.0 million revolving credit facility that bears interest at the bank's prime rate (currently 9.0%) plus 2.25%, which expires on January 31, 1999, of which $1.4 million was outstanding at March 31, 1997. This line of credit allows for the use of substantially all of the Company's tangible assets as collateral. The Company continues to work with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to meet established payments and other normal, recurring period expenses.

At December 31, 1996, the Company was not in compliance with the requirement of the Nasdaq Stock Market (NASD) for listing on the Nasdaq National Market (a distinct tier of the Nasdaq Stock Market) to maintain minimum net tangible assets (as defined) of $4.0 million. In a letter dated May 8, 1997, the representatives of the Nasdaq Stock Market indicated that if the Company was not able to complete certain transactions which would result in the Company having tangible net assets of at least $8.0 million on a pro forma basis, the Company would be delisted from the Nasdaq National Market. The Company believes that this requirement was satisfied by the Company as of May 15, 1997, although the Company has not yet received confirmation from the Nasdaq Stock Market that such requirement has been satisfied and any such decision is subject to a review for a period of 45 days from May 8, 1997. Although the Company believes that it can continue to comply with the NASD listing requirements, there can be no assurance that the Company will be successful in doing so. However, even if its stock were delisted from the Nasdaq National Market, the Company believes it would be eligible for listing in the Nasdaq SmallCap Market, which is another tier of the Nasdaq Stock Market. However, there can be no assurance that the Company will remain eligible for listing on the Nasdaq SmallCap Market. Failure to maintain its listing on the Nasdaq National Market or the Nasdaq SmallCap Market would have material adverse consequences on the Company, including a requirement that the Company's outstanding Preferred Stock and debentures be redeemed if the Company is not listed on either the Nasdaq National Market or the Nasdaq SmallCap Market.

The Company continues to work on attaining revenue projections through 1997 and by relying on the new credit line, together with sources of additional liquidity such as private or public offerings, equipment lease lines and the sale of certain company assets, the Company expects to meet short-term liquidity needs. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 4.9 Convertible Securities Subscription Agreement dated February 13, 1997 between Zycad Corporation and Halifax Fund, L.P.

Exhibit 4.10 Convertible Securities Subscription Agreement dated February 13, 1997 between Zycad Corporation and Capital Ventures International

Exhibit 4.11 Convertible Securities Subscription Agreement dated February 13, 1997 between Zycad Corporation and Heracles Fund

Exhibit 4.12 Convertible Securities Subscription Agreement dated February 13, 1997 between Zycad Corporation and Joseph A. Umbach

Exhibit 4.13 Convertible Securities Subscription Agreement dated February 13, 1997 between Zycad Corporation and Lewis A. Fraser

Exhibit 4.14 6% Convertible Subordinated Debenture due February 13, 2000 issued to Halifax Fund, L.P.

Exhibit 4.15 6% Convertible Subordinated Debenture due February 13, 2000 issued to Capital Ventures International

Exhibit 4.16 6% Convertible Subordinated Debenture due February 13, 2000 issued to Heracles Fund

Exhibit 4.17 6% Convertible Subordinated Debenture due February 13, 2000 issued to Joseph A. Umbach

Exhibit 4.18 6% Convertible Subordinated Debenture due February 13, 2000 issued to Lewis A. Fraser

Exhibit 4.19 Registration Rights Agreement dated February 13, 1997 between Zycad Corporation and Halifax Fund, L.P.

Exhibit 4.20 Registration Rights Agreement dated February 13, 1997 between Zycad Corporation and Capital Ventures International

Exhibit 4.21 Registration Rights Agreement dated February 13, 1997 between Zycad Corporation and Heracles Fund

Exhibit 4.22 Registration Rights Agreement dated February 13, 1997 between Zycad Corporation and Joseph A. Umbach

Exhibit 4.23 Registration Rights Agreement dated February 13, 1997 between Zycad Corporation and Lewis A. Fraser

Exhibit 4.24 Common Stock Purchase Warrant dated February 13, 1997 between Zycad Corporation and Halifax Fund, L.P.

Exhibit 4.25 Common Stock Purchase Warrant dated February 13, 1997 between Zycad Corporation and Capital Ventures International

Exhibit 4.26 Common Stock Purchase Warrant dated February 13, 1997 between Zycad Corporation and Heracles Fund

Exhibit 4.27 Common Stock Purchase Warrant dated February 13, 1997 between Zycad Corporation and Joseph A. Umbach

Exhibit 4.28 Common Stock Purchase Warrant dated February 13, 1997 between Zycad Corporation and Lewis A. Fraser

Exhibit 4.29 Agreement dated March 17, 1997 between Zycad Corporation and Halifax Fund, L.P., Capital Ventures International, Heracles Fund, Lewis A. Fraser and Joseph A. Umbach

Exhibit 27.1 Article 5 of Regulation S-X, Financial Data Schedule for Zycad Corporation for the quarter ended March 31, 1997

(b)  Reports on Form 8-K:

Zycad Corporation's Current Report on Form 8-K filed April 30, 1997.

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

Dated:  May 15, 1997