Form 10-Q
period 1997-06-30
ZYCAD CORP
filed 1997-08-14
CIK 727621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549



                                      FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.



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
                                                   -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Title of Each Class                    Outstanding at August 4, 1997
      -------------------                    -----------------------------

Common stock, par value $0.10 per share                 31,589,123

                                  ZYCAD CORPORATION

                                        INDEX

                                                                                          Page
                                                                                         Number
PART 1.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996                                                   2


               Condensed Consolidated Statements of Operations for the Three
                    and Six Months Ended June 30, 1997 and June 30, 1996                    3


               Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1997 and June 30, 1996                            4


               Notes to Condensed Consolidated Financial Statements, June 30, 1997          5


Item 2.        Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  9

Item 4.  Submission of Matters to a Vote of Security Holders                                9

Item 6.  Exhibits and Reports on Form 8-K                                                   9

Exhibit 11.  Computation of Earnings per Share                                             10

SIGNATURE                                                                                  11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ZYCAD CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (unaudited)

                                                                         June 30,     December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                       1997           1996
--------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                            $  2,246       $  1,703
  Short-term investments                                                    100            100
  Accounts receivable, less allowance for doubtful
    accounts of $603 in 1997 and $1,337 in 1996                           3,889         12,088
  Inventories, net                                                        1,501          2,664
  Other current assets                                                      593            956
                                                                       --------       --------
    Total current assets                                                  8,329         17,511

Property and equipment, net                                               4,206          5,101
Purchased technology, net                                                 2,440          2,776
Other assets                                                              2,071          4,139
                                                                       --------       --------
    Total assets                                                       $ 17,046       $ 29,527
                                                                       --------       --------
                                                                       --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank financing                                                         $  164         $3,203
  Current portion of long-term obligations                                  528          1,958
  Accounts payable                                                        3,588          5,715
  Accrued expenses                                                        4,406          5,345
  Deferred revenues                                                       1,972          2,530
                                                                       --------       --------
    Total current liabilities                                            10,658         18,751

Subordinated convertible debenture notes                                  1,131          7,342
Long-term obligations                                                       292            719
Other long-term liabilities                                                  36            146
                                                                       --------       --------
    Total liabilities                                                    12,117         26,958
Commitments and contingencies                                                 -              -
Stockholders' equity
  Preferred stock
    $0.10 par value; 2,000,000 shares authorized;
    shares issued and outstanding:  93,568 in 1997                            9              -
  Common stock
    $0.10 par value; 40,000,000 shares authorized; shares issued
    and outstanding: 28,519,581 in 1997 and 23,226,444 in 1996            2,872          2,323
  Additional paid-in capital, Preferred stock                             3,962              -
  Additional paid-in capital, Common stock                               61,661         55,784
  Accumulated translation adjustments                                      (278)           (48)
  Accumulated deficit                                                   (63,297)       (55,490)
                                                                       --------       --------
    Total stockholders' equity                                            4,929          2,569
                                                                       --------       --------
    Total liabilities and stockholders' equity                         $ 17,046       $ 29,527
                                                                       --------       --------
                                                                       --------       --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                      Three Months Ended            Six Months Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   June 30,                      June 30,
-----------------------------------------------------------------------------------------------------------
                                                      1997           1996           1997           1996
Revenues
  Product                                           $ 1,016        $ 5,727        $ 2,176        $ 8,811
  Service                                             2,800          3,823          5,724          7,717
                                                    -------        -------        -------        -------
    Total revenues                                    3,816          9,550          7,900         16,528
                                                    -------        -------        -------        -------

Cost of revenues
  Product                                             1,864          1,695          3,247          2,930
  Service                                             1,456          2,183          3,274          4,477
                                                    -------        -------        -------        -------
    Total cost of revenues                            3,320          3,878          6,521          7,407
                                                    -------        -------        -------        -------

    Gross profit                                        496          5,672          1,379          9,121
                                                    -------        -------        -------        -------
Operating expenses
  Sales and marketing                                 2,991          4,121          6,244          7,419
  Research and development                            2,133          4,099          4,799          8,429
  General and administrative                            443            891            950          1,711
                                                    -------        -------        -------        -------
    Total operating expenses                          5,567          9,111         11,993         17,559
                                                    -------        -------        -------        -------

Operating loss                                       (5,071)        (3,439)       (10,614)        (8,438)
                                                    -------        -------        -------        -------
Other income (expense)
  Interest expense, net                                (411)          (533)          (855)          (593)
  Other income, net                                   3,608             33          3,984             75
                                                    -------        -------        -------        -------
    Total other income (expense)                      3,197           (500)         3,129           (518)
                                                    -------        -------        -------        -------
Net loss                                            $(1,874)       $(3,939)       $(7,485)       $(8,956)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Net loss per share                                   $(0.08)        $(0.20)       $ (0.30)       $ (0.45)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Weighted average common shares outstanding           27,041         20,026         26,148         19,914
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                       Six Months Ended June 30,
(IN THOUSANDS)                                                            1997           1996
--------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                              $(7,485)     $  (8,956)
  Reconciliation to net cash used in operating activities
    Depreciation and amortization                                         2,398          2,038
    Subordinated convertible debt interest capitalized, net                 438            417
    Sales under capital leases                                                -         (1,006)
    Gain on sale of LightSpeed                                             (314)
    Gain on sale of QSS                                                  (3,321)
    Changes in assets and liabilities
       Accounts receivable                                                7,575          2,638
       Inventories                                                         (244)          (795)
       Other assets                                                         400           (533)
       Accounts payable and accrued expenses                             (4,081)         1,070
       Deferred revenues                                                   (538)           636
                                                                       --------        -------
         Net cash used in operating activities                           (5,172)        (4,491)
                                                                       --------        -------
Investing activities
  Property and equipment purchases, net                                  (1,205)        (1,538)
  Increase in capitalized software                                         (150)        (1,280)
  Proceeds from sale of LightSpeed, net                                   5,000              -
  Proceeds from sale of QSS, net                                          3,500              -
                                                                       --------        -------
         Net cash provided by (used in) investing activities              7,145         (2,818)
                                                                       --------        -------
Financing activities
  Proceeds from issuance of convertible debenture notes                   3,500         10,000
  Proceeds from sales of Common Stock                                       104            316
  Bank financing, net                                                    (3,039)             -
  Increase (decrease) in debt obligation                                 (1,967)           287
                                                                       --------        -------
         Net cash provided by (used in) financing activities             (1,402)        10,603
                                                                       --------        -------

Effect of exchange rate changes on cash and cash equivalents                (28)            75
                                                                       --------        -------

Net change in cash and cash equivalents                                     543          3,369

Cash and cash equivalents, beginning of period                            1,703          3,722
                                                                       --------        -------

Cash and cash equivalents, end of period                               $  2,246        $ 7,091
                                                                       --------        -------
                                                                       --------        -------
Supplemental disclosure of cash flow information
  Noncash activities
    Common Stock issued in connection with the acquisition
       of all the outstanding shares of Attest Software, Inc.           $     -        $ 2,400
    Common Stock exchanges for convertible debentures                   $ 6,217        $     -
    Preferred Stock exchanges for convertible debentures                $ 3,971        $     -
    Common Stock exchanges for Preferred Stock                          $   289        $     -


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZYCAD CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
                                    June 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations of Zycad Corporation (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on June 30, 1997 and 1996, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

2.  NET  LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

    Pursuant to Accounting Principles Board Opinions No. 15, "Earnings Per Share" (APB No. 15), dividends payable on preferred stock, whether to be paid in cash or common stock, reduce income available to common stockholders in the calculation of earnings per share. Accordingly, the assured incremental yield imbedded in the conversion terms' discount from fair value is accounted for as a dividend to the preferred stockholder. The dividend is recognized in the earnings per share calculation on a pro rata basis over the period beginning with the issuance of the preferred stock to the first date that conversion can occur (see Exhibit 11).

3.  INVENTORIES

    Inventories consisted of:

                                                  June 30,       December 31,
(IN THOUSANDS)                                     1997             1996
--------------------------------------------------------------------------------
Raw materials and work in process                $  928          $  2,045
Finished goods                                      573               619
                                                 ------          --------
                                                 $1,501          $  2,664
                                                 ------          --------
                                                 ------          --------

4.  SUBORDINATED CONVERTIBLE DEBENTURES

    In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the Notes) to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the noteholders (subject to the maximum share limitations set forth below) into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 100,000 additional shares of the Company's stock at $10.00 per share, subject to certain conditions. At June 30, 1997, the $1,131,000 outstanding balance of the Notes consisted of $710,000 of the original principal amount of the Notes and $421,000 of accrued interest.
    At June 30, 1997, approximately 7,654,000 shares of Common Stock have been converted and 1,116,000 shares had been reserved for conversion of the remaining balance.

    In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) and Common Stock Purchase Warrants. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a price equal to 78% to 83% of the lowest reported sales price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 500,000 additional shares of the Company's stock at $2.25 per share, subject to certain conditions. On May 15, 1997, the Debentures were converted into 100,000 shares of the Company's Convertible Preferred Stock having an aggregate stated value of $3,500,000 and warrants to purchase Convertible Preferred Stock having an aggregate stated value of $1,500,000. Expenses relating to the Subordinated Convertible Debentures and the Convertible Preferred Stock is approximately $438,000 relating to discount expense and $438,000 relating to accreted dividends. Subordinated convertible debt interest capitalized was $219,000 for the three months ended June 30, 1997 and $438,000 for the six months ended June 30, 1997.
    At June 30, 1997, 6,342 shares of Preferred Stock had been converted to 432,884 shares of the Company's Common Stock at prices ranging from $0.465 to $0.606 per share.

5.  PROFIT ON SALE OF ASSETS

    (a)  DISPOSITION OF THE LIGHTSPEED PRODUCT FAMILY
    On April 15, 1997, Zycad Corporation (the Company), agreed to sell its technology relating to its LightSpeed product family to IKOS Systems, Inc.
    (IKOS). The purchase price was $5.0 million, of which $4.5 million has been received as of June 30, 1997, and $0.5 million is due upon completion of certain customer transition milestones. The agreement called for IKOS to buy all of the software and hardware simulation technology related to the LightSpeed product, and for Zycad to promote IKOS' logic verification products to its customers. Zycad will retain its fault simulation products in addition to its GateField division. Information contained in the April 15, 1997 press release shown as Item 7, Exhibit 20.01 on the Company's Form 8-K filed on April 30, 1997 further describes the LightSpeed product family.

    The details of this transaction are as follows (in thousands):


              Proceeds from the sale of LightSpeed    $ 5,000
              Assets disposed of                       (3,984)
              Liabilities incurred                       (702)
                                                      -------
                   Gain on sale of LightSpeed         $   314
                                                      -------
                                                      -------

    (b)  SALE OF QUALITY SYSTEMS SOFTWARE, INC.
    In January 1996, Zycad Corporation (the Company) and Quality Systems Software, Ltd. (QSS Ltd.), a U.K. company and owner of the DOORS technology, established a joint venture, QSS Inc., to continue the distribution operations of the DOORS technology and other products in the North American market. In January 1997, QSS Inc. was restructured so that QSS Ltd. became a subsidiary of QSS Inc. The Company's ownership as a result of the QSS Inc. restructuring became 22% or approximately 2,420,000 shares. On April 14, 1997, the Company signed an agreement to sell its ownership in QSS Inc. for $3.5 million cash. The agreement was approved and finalized by the QSS Board of Directors on May 12, 1997. The Company received full payment on May 13, 1997. Net gain on the sale of QSS was $3,321,000.

6.  RECENTLY ISSUED ACCOUNTING STANDARD

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

    In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets, during the period, from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

RESULTS OF OPERATIONS

REVENUES
Total revenues for the quarter ended June 30, 1997 were $3.8 million, a decrease of $5.7 million when compared to the quarter ended June 30, 1996. Product revenues for the second quarter of 1997 were $1.0 million, a decrease of $4.7 million when compared to the second quarter of 1996, due primarily to decreased shipments of accelerator products. Service revenues for the second quarter of 1997 were $2.8 million, decreasing by $1.0 million when compared to the second quarter of 1996, as a result of reduced maintenance revenues relating to older generation accelerator products.

Total revenues for the six months ended June 30, 1997 were $7.9 million, which were $8.6 million less than the six months ended June 30, 1996. This decrease is primarily related to a decrease in product revenues. Product revenues for the first half of 1997 were $2.2 million, compared to $8.8 million for the comparable period of 1996, as a result of decreased shipments of the Company's accelerator product family. Service revenues were $5.7 million for the six months ended June 30, 1997, decreasing by $2.0 million from the comparable six months ended June 30, 1996, again attributable to reduced maintenance revenues relating to older generation accelerator products.

GROSS PROFIT
Total gross profit was $0.5 million for the quarter ended June 30, 1997 compared to $5.7 million for the quarter ended June 30, 1996. Loss from product revenues at the gross margin level for the second quarter of 1997 was $0.8 million, decreasing by $4.9 million when compared to the second quarter of 1996. Gross profit from service revenues was $1.3 million for the second quarter of 1997, a decrease of $0.3 million when compared to the second quarter of 1996.

Total gross profit was $1.4 million for the six months ended June 30, 1997, as compared to $9.1 million for the comparable period of 1996. During the first half of 1997, loss from product revenues at the gross margin level was $1.1 million, decreasing by $7.0 million when compared to the first half of 1996. Gross profit from service revenues was $2.5 million, decreasing by $0.8 million when compared to the first half of 1996. This decrease in gross profit from product revenues in 1997 as compared to 1996 was primarily due to decreased product revenues that are necessary to support fixed overhead expenses during the same period.

OPERATING EXPENSES

SALES AND MARKETING
Sales and marketing expenses were $3.0 million for the quarter ended June 30, 1997, down by $1.1 million when compared to the quarter ended June 30, 1996. Sales and marketing expenses were $6.2 million for the six months ended June 30, 1997, compared to $7.4 million for the six months ended June 30, 1996, a decrease of $1.2 million. The decrease in sales and marketing expenses were due primarily to decreased spending as a result of cost-saving measures and reduced staffing levels.

RESEARCH AND DEVELOPMENT
Research and development expenses were $2.1 million for the quarter ended June 30, 1997, compared to $4.1 million for the quarter ended June 30, 1996 and $4.8 million for the six months ended June 30, 1997, compared to $8.4 million for the six months ended June 30, 1996. This decrease in 1997 as compared to 1996 is mainly due to decreased staffing levels in 1997 as projects and activities associated with the development and introduction of LightSpeed were not continued into 1997. Additionally, research and development expenses related to the development of high density FPGA products decreased in 1997 as the product moved into the production mode.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended June 30, 1997 were $0.4 million, compared to $0.9 million for the quarter ended June 30, 1996 and $1.0 million for the six months ended June 30, 1997, compared to $1.7 million for the six months ended June 30, 1996. The decrease in general and administrative expenses in 1997 was primarily related to decreased staffing levels as compared to 1996.

OTHER INCOME AND EXPENSES
Interest expense was $0.4 million for the quarter ended June 30, 1997, a decrease of $0.1 million when compared to the quarter ended June 30, 1996. Interest expense for the six months ended June 30, 1997 was $0.9 million and $0.6 million for the comparable period of 1996. The overall increase in the first half of 1997 over the first half of 1996 was primarily due to $0.5 million of interest expense related to the Subordinated Convertible Debentures. See
Note 4 of Notes to Condensed Consolidated Financial Statements.

Other income was $3.6 million and $33 thousand for the three months ended June 30, 1997 and 1996, respectively, and $4.0 million and $0.1 million for the six months ended June 30, 1997 and 1996, respectively. This increase for both the quarter and year ended June 30, 1997 was mainly attributable to the proceeds on the sale of the LightSpeed product family and the sale of the Company's interest in QSS. See Note 5 of Notes to Condensed Consolidated Financial Statements.

FACTORS AFFECTING FUTURE RESULTS
The Company continues to seek improvement in operating results through introduction of new products. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically used internally generated funds, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business. Cash used in operations was $5.2 million for the in the first six months of 1997 compared to cash used in operations of $4.5 for the first six months of 1996. This increase in cash used in operations in 1997 compared to 1996 was primarily due to a decrease in accounts payable. Net cash provided by investing activities was $7.1 million at June 30, 1997 compared to net cash used in investing activities of $2.8 million at June 30, 1996. This increase in net cash provided by investing activities is primarily due to cash receipts from the sale of the LightSpeed product family and the sale of the Company's interest in QSS. Net cash used in financing activities was $1.4 million at June 30, 1997, compared to net cash provided by financing activities of $10.6 million at June 30, 1996. The decrease in net cash provided by financing activities from 1996 to 1997 was primarily due to decreased levels of debenture offerings in 1997, as well as reduced levels of bank debt and financing obligations in 1997.

At June 30, 1997 the Company had cash and cash equivalents of $2.2 million and a working capital deficit of $(2.3) million. The Company has a $5.0 million revolving credit facility that bears interest at the bank's prime rate (currently 8.5%) plus 2.25%, which expires on January 31, 1999, of which $0.2 million was outstanding at June 30, 1997. This line of credit carries a borrowing limit of up to 80% of the Company's eligible accounts receivable. The Company continues to work with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to meet established payments and other normal, recurring period expenses.

The Company continues to work on attaining revenue projections through 1997 and by relying on the new credit line, together with sources of additional liquidity such as private or public offerings, equipment lease lines and the sale of certain company assets, which the Company expects to meet short-term liquidity needs. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A special meeting of Stockholders was held on July 10, 1997.

(b)  Not applicable.

(c)   (1)  To amend the Certificate of Incorporation of the Company to increase the number of shares of Common Stock from 40,000,000 shares to 50,000,000 shares. The number of votes cast were as follows:

                   For:           10,913,134
                   Against:        1,175,048
                   Abstain:          227,680
                   Non-Vote:      11,389,764

      (2) To authorize the issuance of 20% or more of the Company's outstanding common stock upon conversion of the Series A-1 through A-5 Convertible Preferred Stock and related stock warrants. The number of votes cast were as follows:

                   For:           8,577,416
                   Against:         975,173
                   Abstain:         169,918
                   Non-Vote:     13,983,119

      (3) To amend the Certificate of Incorporation of the Company by changing the name of the Company to GateField Corporation. The number of votes cast were as follows:

                   For:          23,235,062
                   Against:         377,133
                   Abstain:          93,431
                   Non-Vote               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 11    Computation of Earnings per Share

Exhibit 27.1 Article 5 of Regulation S-X, Financial Data Schedule for Zycad Corporation for the quarter ended June 30, 1997

(b)  Reports on Form 8-K:

Zycad Corporation's Current Report on Form 8-K filed April 30, 1997, reporting on the sale of LightSpeed.

Zycad Corporation's Current Report on Form 8-K filed May 15, 1997, reporting on Nasdaq activity.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZYCAD CORPORATION


                                      /s/  Stephen A. Flory
                                      -----------------------------------------
                                      Stephen A. Flory
                                      Vice President and Chief Financial Officer


Dated:  August 14, 1997