Form 10-Q
period 1997-09-30
GATEFIELD CORP
filed 1997-11-14
CIK 727621

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.



                        Commission file number 0-13244



                             GATEFIELD CORPORATION
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
                                                   ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                      Outstanding at October 23, 1997
        -------------------                      -------------------------------

Common stock, par value $0.10 per share                     35,537,756

                             GATEFIELD CORPORATION

                                     INDEX


                                                                           Page
                                                                          Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1997
            and December 31, 1996                                             2


          Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 1997 and September 30, 1996   3


          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1997 and September 30, 1996            4


          Notes to Condensed Consolidated Financial Statements,
            September 30, 1997                                                5


Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                              8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Exhibit 11.  Computation of Earnings per Share                               11

SIGNATURE                                                                    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GATEFIELD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                     September 30,  December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                     1997           1996
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                          $   2,103       $   1,703
  Short-term investment                                     98             100
  Account receivable, less allowance for doubtful
    accounts of $612 in 1997 and $1,337 in 1996          4,774          12,088
  Inventories, net                                       1,050           2,664
  Other current assets                                     462             956
                                                     ---------       ---------
    Total assets                                         8,487          17,511

Property and equipment, net                              2,495           5,101
Purchased technology, net                                    -           2,776
Other assets                                               333           4,139
                                                     ---------       ---------
    Total assets                                     $  11,765       $  29,527
                                                     ---------       ---------
                                                     ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank financing                                     $      89       $   3,203
  Current portion of long-term obligations                 386           1,958
  Accounts payable                                       4,180           5,715
  Accrued expenses                                       4,551           5,345
  Deferred revenues                                      1,840           2,530
                                                     ---------       ---------
    Total current liabilities                           11,046          18,751

Subordinated convertible debenture notes                     -           7,342
Long-term obligations                                      213             719
Other long-term liabilities                                 28             146
                                                     ---------       ---------
    Total liabilities                                   11,287          26,958
Commitments and contingencies                                -               -
Stockholders' equity
  Preferred stock
    $0.10 par value; 2,000,000 shares authorized;
    shares issued and outstanding: none in 1997              -               -
  Common stock                                               -
    $0.10 par value; 40,000,000 shares authorized;
    shares issued and outstanding: 35,527,074 in
    1997 and 23,226,444 in 1996                          3,553           2,323
  Additional paid-in capital, Preferred stock                -               -
  Additional paid-in capital, Common stock              64,563          55,784
  Accumulated translation adjustments                     (162)            (48)
  Accumulated deficit                                  (67,476)        (55,490)
                                                     ---------       ---------
    Total stockholders' equity                             478           2,569
                                                     ---------       ---------
    Total liabilities and stockholders' equity       $  11,765       $  29,527
                                                     ---------       ---------
                                                     ---------       ---------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             GATEFIELD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
                                                                1997         1996         1997          1996
Revenues
  Product                                                    $  1,844     $  2,294     $  4,020      $ 11,105
  Service                                                       2,573        3,701        8,297        11,418
                                                             --------     --------     --------      --------
    Total revenues                                              4,417        5,995       12,317        22,523
                                                             --------     --------     --------      --------

Cost of revenues
  Product                                                       2,782        3,053        6,029         5,983
  Service                                                       1,659        2,189        4,933         6,666
                                                             --------     --------     --------      --------
    Total cost of revenues                                      4,441        5,242       10,962        12,649
                                                             --------     --------     --------      --------
    Gross profit (loss)                                           (24)         753        1,355         9,874
                                                             --------     --------     --------      --------

Operating expenses
  Sales and marketing                                             648        3,467        6,892        10,886
  Research and development                                      1,751        4,271        6,550        12,699
  General and administrative                                    1,800        2,738        2,750         4,450
                                                             --------     --------     --------      --------
    Total operating expenses                                    4,199       10,476       16,192        28,035
                                                             --------     --------     --------      --------
Operating loss                                                 (4,223)      (9,723)     (14,837)      (18,161)
                                                             --------     --------     --------      --------

Other income (expense)
  Interest expense, net                                           (12)      (1,469)        (867)       (2,089)
  Other income, net                                              (110)        (147)       3,874           (72)
                                                             --------     --------     --------      --------
    Total other income (expense)                                 (122)      (1,643)       3,007        (2,161)
                                                             --------     --------     --------      --------
Net loss                                                     $ (4,345)    $(11,366)    $(11,830)     $(20,322)
                                                             --------     --------     --------      --------
                                                             --------     --------     --------      --------
Net loss per share                                           $  (0.13)    $  (0.56)    $  (0.42)     $  (1.01)
                                                             --------     --------     --------      --------
                                                             --------     --------     --------      --------
Weighted average common shares outstanding                     32,884       20,404       28,460        20,083
                                                             --------     --------     --------      --------
                                                             --------     --------     --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             GATEFIELD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             Nine Months Ended September 30,
(IN THOUSANDS)                                                     1997          1996
---------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                      $(11,830)      $(20,322)
  Reconciliation to net cash used in operating activities
    Depreciation and amortization                                  3,435          3,223
    Subordinated convertible debt interest capitalized, net          438          1,725
    Sales under capital leases                                     1,143           (724)
    Gain on sale of LightSpeed                                      (445)             -
    Gain on sale of QSS                                           (3,321)             -
    Loss on sale of EDA                                              504              -
    Changes in assets and liabilities
      Accounts receivable                                          5,373          7,409
      Inventories                                                   (384)        (1,599)
      Other assets                                                 1,009           (695)
      Accounts payable and accrued expenses                       (4,744)         3,737
      Deferred revenues                                             (693)          (537)
                                                                --------       --------
       Net cash used in operating activities                      (9,515)        (7,783)
                                                                --------       --------
Investing activities
  Property and equipment purchases, net                           (1,404)        (1,797)
  Increase in capitalized software                                  (150)        (1,554)
  Proceeds from sale of LightSpeed, net                            5,000              -
  Proceeds from sale of QSS, net                                   3,500              -
  Proceeds from sale of EDA, net                                   4,450              -
                                                                --------       --------
       Net cash provided by (used in) investing activities        11,396         (3,351)
                                                                --------       --------
Financing activities
  Proceeds from issuance of convertible debenture notes            3,500         10,000
  Proceeds from sales of Common Stock                                170            413
  Bank financing, net                                             (3,114)         1,500
  Decrease in debt obligation                                     (2,196)          (342)
                                                                --------       --------
       Net cash provided by (used in) financing activities        (1,640)        11,571
                                                                --------       --------

Effect of exchange rate changes on cash and cash equivalents         159            154
                                                                --------       --------

Net change in cash and cash equivalents                              400            591

Cash and cash equivalents, beginning of period                     1,703          3,722
                                                                --------       --------

Cash and cash equivalents, end of period                        $  2,103       $  4,313
                                                                --------       --------
                                                                --------       --------
Supplemental disclosure of cash flow information
  Noncash activities
    Common Stock issued in connection with the acquisition
      of all the outstanding shares of Attest Software, Inc.    $      -       $  2,400
    Common Stock exchanges for convertible debentures           $  7,342       $    700
    Preferred Stock exchanges for convertible debentures        $  3,971       $      -
    Common Stock exchanges for Preferred Stock                  $  1,207       $      -


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             GATEFIELD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations of GateField Corporation, formerly known as Zycad Corporation, (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year.
    The Company's interim fiscal quarter ended on September 30, 1997 and 1996, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

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

3.  INVENTORIES

    Inventories consisted of:

                                                    September 30,    December 31
    (IN THOUSANDS)                                      1997            1996
    ----------------------------------------------------------------------------

    Raw materials and work in process                 $  422           $2,045
    Finished goods                                       628              619
                                                      ------           ------
                                                      $1,050           $2,664
                                                      ------           ------
                                                      ------           ------

4.  SUBORDINATED CONVERTIBLE DEBENTURES

    In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the Notes) to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the noteholders (subject to the maximum share limitations set forth below) into the Company's Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 59,500 additional shares of the Company's stock at $10.00 per share, subject to certain conditions. At September 30, 1997, there was no outstanding balance on the Notes and approximately 10,109,000 shares of Common Stock had been converted.

    In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) and Common Stock Purchase Warrants. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a price equal to 78% to 83% of the lowest reported sales price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. In addition, the investors received warrants to purchase up to 500,000 additional shares of the Company's stock at $2.25 per share, subject to certain conditions. On May 15, 1997, the Debentures were converted into 100,000 shares of the Company's

    Convertible Preferred Stock having an aggregate stated value of $3,500,000 and warrants to purchase additional Convertible Preferred Stock having an aggregate stated value of $1,500,000. Expenses relating to the Subordinated Convertible Debentures and the Convertible Preferred Stock are approximately $438,000 relating to discount expense and $438,000 relating to accreted dividends. On August 25, 1997, in a transaction valued at $1,800,000, the Company completed the redemption of all of the outstanding shares of the Company's Convertible Preferred Stock. There was no subordinated convertible debt interest capitalized for the three months ended September 30, 1997 and $438,000 of subordinated convertible debt interest capitalized for the nine months ended September 30, 1997. At September 30, 1997, 51,972 shares of Preferred Stock had been converted to approximately 4,547,000 shares of the Company's Common Stock at prices ranging from $0.367 to $0.606 per share.

5.  PROFIT ON SALE OF ASSETS

    DISPOSITION OF THE VERIFICATION PRODUCT FAMILY
    On August 21, 1997, GateField Corporation (the Company), agreed to sell its assets relating to its verification business, without the maintenance and support business, to IKOS Systems, Inc. (IKOS) and Test Systems Strategies, Inc. (TSSI), a division of Credence Systems Corporation. The Asset Purchase Agreement, as amended, with IKOS called for IKOS to buy all of rights, title and interest to the intangible assets of the XP and PXP hardware fault simulation product business for $2,200,000. Under the terms of the agreement, IKOS paid $2,000,000 upon execution of the agreement and an additional $200,000 is due at a future date. In an Asset Purchase Agreement valued at approximately $2,300,000, TSSI purchased substantially all of the assets of the Attest business, GateField's software fault and test products know as the TDX product line. Under the terms of the agreement, TSSI paid $2,300,000 upon execution of the contract. Information contained in the August 21, 1997 press release shown as Item 7, Exhibit 20.02 on the Company's Form 8-K filed on September 5, 1997 further describes the sale of the verification product family.

    The details of this transaction are as follows (in thousands):

        Proceeds from the sale of the verification business     $  4,450
        Assets disposed of                                        (3,571)
        Liabilities incurred                                      (1,383)
                                                                --------
           Loss on sale of the verification business            $   (504)
                                                                --------
                                                                --------


    DISPOSITION OF THE LIGHTSPEED PRODUCT FAMILY
    On April 15, 1997, GateField Corporation (the Company), agreed to sell its technology relating to its LightSpeed product family to IKOS Systems, Inc.
    (IKOS). The purchase price was $5,000,000, of which $4,500,000 has been received as of June 30, 1997, and $500,000 is due upon completion of certain customer transition milestones. The agreement called for IKOS to buy all of the software and hardware simulation technology related to the LightSpeed product, and for GateField to promote IKOS' logic verification products to its customers. GateField retained its GateField product Line. Information contained in the April 15, 1997 press release shown as Item 7, Exhibit 20.01 on the Company's Form 8-K filed on April 30, 1997 further describes the sale of the LightSpeed product family.

    The details of this transaction are as follows (in thousands):

        Proceeds from the sale of LightSpeed                    $  5,000
        Assets disposed of                                        (3,615)
        Liabilities incurred                                        (907)
                                                                --------
           Gain on sale of LightSpeed                           $    478
                                                                --------
                                                                --------

    SALE OF QUALITY SYSTEMS SOFTWARE, INC.
    In January 1996, GateField Corporation (the Company) and Quality Systems Software, Ltd. (QSS Ltd.), a U.K. company and owner of the DOORS technology, established a joint venture, QSS Inc., to continue the distribution operations of the DOORS technology and other products in the North American market. In January 1997, QSS Inc. was restructured so that QSS Ltd. became a subsidiary of QSS Inc. The Company's ownership as a result of the QSS Inc. restructuring became 22% or approximately 2,420,000 shares. On April 14, 1997, the Company signed an agreement to sell its ownership in QSS Inc. for $3,500,000 cash. The agreement was approved and finalized by the QSS Board of Directors on May 12, 1997. The Company received full payment on May 13, 1997. Net gain on the sale of QSS was $3,321,000.

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

    In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets, during the period, from non-owner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

7.  SUBSEQUENT EVENTS

    COMPANY NAME CHANGE TO GATEFIELD CORPORATION
    On October 10, 1997, the Company announced a change in its name to GateField Corporation (NASDAQ:GATE) from Zycad Corporation. The change was approved at a special meeting of stockholders held July 10, 1997.

    STRATEGIC PARTNERSHIP WITH SIEMENS AKTIENGESELLSCHAFT
    In a joint press release on November 3, 1997, GateField Corporation (the Company) (NASDAQ:GATE) and Siemens Aktiengesellschaft (Siemens Semiconductor or Siemens) announced that they have engaged in a long-term strategic partnership that they believe will provide revolutionary solutions to satisfy future system level integration and programmable logic device customer needs. In a first step, Siemens has licensed GateField's non-volatile and reprogrammable ProASIC-TM- technology to be embedded into their system level integration (SLI) products. Siemens agreed to pay the Company $3,250,000 for the technology license, for 500,000 shares of GateField common stock and for a five (5) year stock warrant to purchase up to 9.9% of the issued and outstanding shares of common stock at an exercise price of 80% of market price on the date of exercise with a minimum exercise price of $1.00, subject to stockholder approval. Information contained in the November 3, 1997 press release shown as Item 7, Exhibit 20.04 on the Company's Form 8-K filed on November 14, 1997 further describes the terms of the long-term strategic partnership.

    STOCK PURCHASE AGREEMENT
    A two-phase, private placement agreement was signed on November 10, 1997 between GateField Corporation (the Company) and Idanta Partners, Ltd. (Idanta). Under the terms of the agreement, Idanta will purchase 1,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $0.10, for an aggregate purchase price of $4,582,500. At Idanta's discretion, each share of Preferred Stock is convertible into 4.5825 shares of the Company's Common Stock. In addition, Idanta is required under the Stock Purchase Agreement to purchase 4,582,500 shares of the Company's Common Stock for an aggregate purchase price of $4,582,500, pending stockholder approval of management proposals at the Company's 1997 Annual Meeting of Stockholders to be held on December 15, 1997. On November 7, 1997 the Company filed a Certificate of Correction to Certificate of Amendment to the Company's Certificate of Incorporation with the Secretary of State for the State of Delaware correcting the number of authorized common stock to 40,000,000 shares. In the event the stockholders do not approve the proposals at the 1997 Annual Meeting of Stockholders, Idanta will have a warrant to purchase 1,000,000 shares of common stock at $1.00 per share. Information contained in the November 3, 1997 press release shown as Item 7,
    Exhibit 20.05 on the Company's Form 8-K filed on November 14, 1997 further describes the terms of this Stock Purchase Agreement.

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

RESULTS OF OPERATIONS

REVENUES
Total revenues for the quarter ended September 30, 1997 were $4.4 million, a decrease of $1.6 million compared to the quarter ended September 30, 1996. Product revenues for the third quarter of 1997 were $1.8 million, a decrease of $0.5 million compared to the third quarter of 1996, due primarily from the sale of the verification business and resultant decreased shipments of accelerator products. Service revenues for the third quarter of 1997 were $2.6 million, a decrease of $1.1 million compared to the third quarter of 1996, due to reduced maintenance revenues relating to older generation accelerator products and the sale of the verification business.

Total revenues for the nine months ended September 30, 1997 were $12.3 million, compared to $22.5 million for the nine months ended September 30, 1996, a decrease of $10.2 million. This decrease is primarily related to decreases in product revenues. Product revenues for the nine months ended September 30, 1997 were $4.0 million, compared to $11.1 million for the comparable period of 1996, a decrease of $7.1 million, relating directly to reduced shipments of the Company's accelerator product family. Service revenues were $8.3 million for the nine months ended September 30, 1997, compared to $11.4 million for the comparable nine months ended September 30, 1996, a decrease of $3.1 million, again attributable to reduced maintenance revenues relating to older generation accelerator products.

GROSS PROFIT
The total gross profit was break-even for the quarter ended September 30, 1997 compared to $0.8 million for the quarter ended September 30, 1996. The loss from product revenues at the gross profit level for the third quarter of 1997 was $0.9 million, compared to the third quarter of 1996 gross profit of $0.8 million. Gross profit from service revenues was $0.9 million for the third quarter of 1997, compared to $1.5 million during the third quarter of 1996.

Total gross profit was $1.4 million for the nine months ended September 30, 1997, as compared to $9.9 million for the comparable period of 1996. During the nine months of 1997, loss from product revenues at the gross profit level was $2.0 million, compared to gross profit of $5.1 million during the first nine months of 1996. Gross profit from service revenues was $3.4 million, compared to $4.8 million for the first nine months of 1996. This decrease in gross profit from product revenues for both the three months and nine months ended September 30, 1997 as compared to 1996 was primarily due to decreased product revenues that are necessary to support fixed overhead expenses during the same periods.

OPERATING EXPENSES

SALES AND MARKETING
Sales and marketing expenses were $0.6 million for the quarter ended September 30, 1997, compared to $3.5 million for the quarter ended September 30, 1996. Sales and marketing expenses were $6.9 million for the nine months ended September 30, 1997, compared to $10.9 million for the nine months ended September 30, 1996, a decrease of $4.0 million. The decrease in sales and marketing expenses was due primarily to decreased spending as a result of cost-saving measures and as well as reduced staffing levels.

RESEARCH AND DEVELOPMENT
Research and development expenses were $1.8 million for the quarter ended September 30, 1997, compared to $4.3 million for the quarter ended September 30, 1996 and $6.6 million for the nine months ended September 30, 1997, compared to $12.7 million for the nine months ended September 30, 1996. This decrease in 1997 as compared to 1996 was mainly due to decreased staffing levels in 1997 as projects and activities associated with the development and introduction of LightSpeed were not continued into 1997. Additionally, research and development expenses related to the development of high density Programmable ASIC products decreased in 1997 as the product moved into the production mode.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended September 30, 1997 were $1.8 million, compared to $2.7 million for the quarter ended September 30, 1996 and $2.8 million for the nine months ended September 30, 1997, compared to $4.5 million for the nine months ended September 30, 1996. The decrease in general and administrative expenses in 1997 was primarily related to decreased staffing levels as compared to 1996.

OTHER INCOME AND EXPENSES
Interest expense was $0.0 million for the quarter ended September 30, 1997, compared to $1.5 million for the quarter ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 was $0.9 million and compared to $2.1 million for the nine months ended September 30, 1996. The overall decrease in interest income in both the three month period and the nine month period ending September 30, 1997 as compared to the comparable periods in 1996 was primarily due to a decrease of $1.6 million of interest expense related to the Subordinated Convertible Debentures recorded in the second and third quarter of 1996. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Other income was $0.1 million for both the three months ended September 30, 1997 and 1996, respectively, and $3.9 million and $0.0 million for the nine months ended September 30, 1997 and 1996, respectively. This increase for both the quarter and year ended September 30, 1997 was mainly attributable to the proceeds on the sale of the verification product family, the LightSpeed product family and the sale of the Company's interest in QSS. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used internally generated funds, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business. Cash used in operations was $9.5 million for the first nine months of 1997 compared to cash used in operations of $7.8 for the first nine months of 1996. This increase in cash used in operations in 1997 compared to 1996 was primarily due to increased depreciation and amortization for the write off of capitalized software, partially offset by the net gain on sales of business units. See Note 5 of Notes to Condensed Consolidated Financial Statements. Net cash provided by investing activities was $11.4 million at September 30, 1997 compared to net cash used in investing activities of $3.4 million at September 30, 1996.
This increase in net cash provided by investing activities is primarily due to cash receipts from the sale of the LightSpeed product family and the sale of the Company's interest in QSS. Net cash used in financing activities was $1.6 million at September 30, 1997, compared to net cash provided by financing activities of $11.6 million at September 30, 1996. The decrease in net cash provided by financing activities from 1996 to 1997 was primarily due to decreased levels of debenture offerings in 1997, as well as reduced levels of bank debt and financing obligations in 1997.

At September 30, 1997 the Company had cash and cash equivalents of $2.1 million and a working capital deficit of $(2.6) million. The Company has a $5.0 million revolving credit facility that bears interest at the bank's prime rate (currently 8.5%) plus 2.25%, which expires on January 31, 1999, of which $0.1 million was outstanding at September 30, 1997. This line of credit carries a borrowing limit of up to 80% of the Company's eligible accounts receivable. The Company continues to work with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to meet established payments and other normal, recurring period expenses.

The Company continues to work on attaining revenue projections through 1997 and by relying on the new credit line, together with sources of additional liquidity such as private or public offerings, equipment lease lines and the sale of certain company assets, which the Company expects to meet short-term liquidity needs. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 3.4 Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation.

Exhibit 3.5    Certificate of Amendment of Certificate of Incorporation.

Exhibit 11     Computation of Earnings per Share

Exhibit 27.1 Article 5 of Regulation S-X, Financial Data Schedule for GateField Corporation for the quarter ended September 30, 1997

(b)  Reports on Form 8-K:

GateField Corporation's Current Report on Form 8-K filed November 14, 1997, reporting on the Strategic Partnership with Siemens and the Stock Purchase Agreement with Idanta Partnership, Ltd.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GATEFIELD CORPORATION



                                      /s/  Stephen A. Flory
                                      ---------------------
                                      Stephen A. Flory
                                      Vice President and Chief Financial Officer


Dated:  November 14, 1997