Form 10-K
period 1997-12-31
GATEFIELD CORP
filed 1998-04-15
CIK 727621

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                     FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                           Commission file number 0-13244

                               GATEFIELD CORPORATION
                           (Formerly Zycad Corporation)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1998, based upon the closing price of the Common Stock on the Nasdaq National Market on such date and assuming a market value of $4.5825 per share for the Series B Convertible Preferred Stock was approximately $44,931,943.

Registrant had 40,798,143 shares of Common Stock and 1,000,000 shares of Series B Convertible Preferred Stock outstanding as of March 16, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into
Part III hereof.



                                       PART I

THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING STATEMENTS REGARDING THE COMPANY'S

EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE RESULTS", INCORPORATED BY REFERENCE INTO
ITEM 7 OF THIS ANNUAL REPORT, AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GateField Corporation (formerly Zycad Corporation), a Delaware corporation incorporated in 1984 ("GateField" or the "Company"), designs, develops and markets high density, high performance programmable logic solutions and related development system software. GateField is a supplier of flash technology Field Programmable Gate Arrays ("FPGAs"), trademarked as programmable ASICs ("ProASIC-TM-"), that are based on two proprietary technologies: the GateField flash-based switching element and the very fine-grained, gate array like, Sea-of-Tiles-TM- ProASIC-TM- architecture. The Company also offers design services including rapid system prototyping and system design with emphasis on applications using GateField's programmable logic devices.

Programmable logic devices are standard semiconductor components that can be configured by the end customer thus providing shorter design cycle times and reduced development costs. The Company's products provide fast time-to-market for electronic equipment manufacturers in the networking, telecommunications, computer, peripheral, industrial control, instrumentation and consumer markets. GateField's distribution channels include direct sales, manufacturing representatives, distributors, and authorized design centers throughout the world.

During 1997, the Company completed its transition from a provider of high performance verification products to a provider of products based on its ProASIC-TM- technology. This transition resulted in the sale of several of its assets including: its ownership in QSS Inc., a joint venture established with QSS Ltd. to distribute the DOORS technology and other related products in the North American market; the technology related to its LightSpeed software product family which consisted of a logic simulation accelerator and a logic simulation engine; all the assets relating to its verification business including its rights, title and interest in its hardware fault simulation products known as XP and PXP product lines and its software fault simulation and test business. Finally, the Company transferred its maintenance business on the above mentioned products to Zycad TSS, Inc., a company formed by former employees of the Company. GateField has therefore changed its focus from high performance verification products to flash technology FGPAs and related development system software, and design services.

INDUSTRY BACKGROUND

Three principal types of digital integrated circuits are used in most digital electronic systems: microprocessors, memory and logic. Microprocessors are used for control and computing tasks, memory is used to store programming instructions and data, and logic devices are needed to adapt these processing and storage capabilities to a specific application. Logic contains interconnected groupings of simple logical "AND" and logical "OR" functions as well as sequential elements ("Flipflops"), commonly represented as "gates". Typically, complex combinations of individual gates are required to implement the specialized logic functions required for systems applications. While system designers use a relatively small number of standard architectures to meet their microprocessor and memory needs, they require a wide variety of logic circuits in order to achieve end product differentiation.

The stratified logic market includes, among many other segments, low-density standard transistor-transistor logic circuits ("TTLs") and custom-designed application specific integrated circuits ("ASICs"). TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board. ASICs are customized circuits that offer electronic system manufacturers the benefits of higher levels of circuit integration: improved system performance, reduced system size, and lower system cost.

ASICs include conventional gate arrays and programmable logic circuits. Conventional gate arrays are customized to perform desired logical functions at the time the device is manufactured. Since they are "hard wired," conventional gate arrays are subject to the risks associated with long development cycles, inventory obsolescence and an inherent inability to change the logic design. Programmable logic circuits, on the other hand, are manufactured as standard devices customized at the designer's desktop or at the end of the customer's manufacturing line using the supplier's programming systems. Design changes can typically be implemented in as little as a few hours, as compared to several weeks for conventional gate arrays. In addition, significant savings can result from the elimination of non-recurring engineering costs and expenses associated with the redesign and testing. Thus programmable logic circuits are being used by a growing number of electronic system manufacturers in response to increased demand for product differentiation, time to market pressures, and desired manufacturing flexibility.

Electronic system manufacturers customize programmable logic devices to perform the desired logical functions by using EDA systems. The principal limitation on the wider use of more complex programmable logic has been price and performance factors approaching those of conventional gate arrays. On current architectures, programming elements based on SRAM technology occupy relatively large amounts of area within a circuit, which tends to increase the overall size and cost of each circuit. In addition, on current architectures the size of SRAM programming elements tends to limit the number of interconnect points in a circuit, which tends to limit flexibility and performance.

Before programmable logic devices can be programmed there are various steps that must be accomplished by a designer using EDA design software. These steps include defining the function, verifying the design, and laying out the circuit. Traditionally, logic functions have been defined using schematic capture tools, which essentially permit the designer to construct a circuit diagram on the computer. As programmable logic designers have begun to design higher capacity circuits, the time required to create schematic diagrams using schematic capture tools has become prohibitive. To address this problem, designers are increasingly turning to hardware description languages ("HDLs), also known as high-level description ("HLD"), which permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that automatically converts the abstract or high-level description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or "laid out" onto the generic logic elements of the programmable device. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route". As designers have begun to design higher capacity circuits, the need for automatic (instead of manual) place and route capability has become increasingly important. This transition to the use of HDLs presents a challenge to the designer to learn new design methods and to use new design tools. In addition, not all programmable logic circuit architectures are equally well suited for use with logic synthesis and place and route tools.

Customer requirements for improved functionality, performance, reliability and lower cost are often addressed through the use of components that integrate ever larger numbers of logic gates onto a single integrated circuit. However, while global competition is increasing the demand for more complex products, it is also shortening product life cycles and requiring more frequent product enhancements. GateField provides programmable logic solutions, which combine the high logic density typically associated with custom gate arrays with the time to market advantages of programmable logic and the availability of a standard product.

COMPANY STRATEGY

GateField's strategy is to become a leading supplier of flash programmable ASIC and related software development tools which enable its customers to reduce their own product's time-to-market and to significantly reduce the time required to ramp up to volume production. This strategy includes the following elements:

MARKETING PENETRATION. The Company is focusing its marketing efforts on gate array designers within established electronic system companies who are already familiar with high level design methodologies as well as an emerging group of programmable logic designers who are starting to use higher density programmable logic devices. A key element of GateField's strategy is to provide development software products that integrate seamlessly with the users' choice of EDA environment. In support of this strategy, the Company engages in joint marketing efforts with EDA companies like Exemplar Logic and Auspy Incorporated, with the goal of providing a complete solution to the end user. GateField's distribution channels include direct sales, manufacturing representatives, distributors, and authorized design centers in the major markets of North America, Japan, Europe and Asia.

PROPRIETARY PROGRAMMING ELEMENT AND DEVICE ARCHITECTURE. GateField holds patents on various aspects of the underlying programming switch technology and the gate array like architecture (ProASIC). The Company believes its proprietary technology will allow its products to easily integrate into industry standard ASIC design flow. The Company is focused on providing products which emphasizes design portability and reuse, predictable system performance, device utilization and, ultimately, increased designer productivity.

PROGRAMMABLE ASIC PRODUCTS. GateField's programmable ASIC devices utilize flash technology to provide a unique combination of reprogrammability, high density and non-volatility. The Company's ProASIC technology eliminates the need for external configuration storage devices releasing the system designer from special design considerations related to board design and system initialization procedures. In addition, programmable ASIC devices tend to be much smaller than circuits of comparable performance and capacity made under comparable design rules. The Company believes end user benefits include: standard ASIC design flow, seamless migration to an ASIC for high volume, increased designer productivity, faster time-to-market, smaller device sizes, higher performance and reduced inventories.

SOFTWARE TOOLS. GateField's software development efforts are focused on value-add and ease-of-use. In addition, the Company intends to embrace industry standards and develop seamless interfaces with industry standard EDA tools.
The Company believes the industry's acceptance of its ProASIC devices will increase if it facilitates the customer's use of his preferred design methodology and his "best of breed" open EDA tools with GateField's software solutions. As an example, the Company has developed a highly automated "place and route" tool for its ProASIC technology and offers it at moderate prices to accelerate the adoption of its programmable ASIC solution.

DESIGN SERVICES. GateField believes its design services group is a key success factor in the adoption and proliferation of the Company's ProASIC technology. Customers benefit by drawing on the group's core competencies in rapid system prototyping, reconfigurable computing, and design conversions. The group strives to build important relationships with electronic system manufacturers by helping them meet their important time-to-market challenge.

CONDUIT FOR INTELLECTUAL PROPERTY (IP) PROLIFERATION. Standard ASIC design flow and a unique combination of high capacity, reprogrammability and non-volatility make ProASIC devices an effective vehicle for efficient and secure intellectual property (IP) distribution, implementation, verification and evaluation. Each ProASIC device holds its own electronic signature and can be configured to make copying and reverse engineering prohibitive. The Company believes these key features provide a secure silicon medium for IP delivery by IP suppliers and intends to target these companies in its direct marketing efforts.

TECHNOLOGY LICENSING AND PRODUCTION RELATIONSHIPS. The Company's objective is to sell non-exclusive licenses to its ProASIC technology to major semiconductor companies as their preferred solution for embedded, re-programmable system-level-integration (SLI) integrated circuits (ICs). In turn GateField believes it will be able to gain access to leading edge flash technology and adequate manufacturing capacity to fulfill customer product demand. The Company believes it can avoid the capital and overhead required to establish its own wafer fabrication facility and maintain its flexibility to utilize new process technologies as they become available.

TECHNOLOGY

PROCESS.  GateField's current products utilizes an established high-density
0.6 micron FLASH memory process with some enhancements. Two layers of metal interconnect and two layers of polysilicon are crafted into programmable ASIC devices with minimal customization. The process uses a LOCOS (LOCal Oxidation of Silicon) well isolation structure starting from low-cost P-type bulk silicon wafers. This etch and oxide growth process provides a more effective isolation barrier between P-type and N-type well regions than common oxide isolation. In addition, LOCOS well isolation results in higher latch-up resistance, smaller device spacing and a more planar surface for building metal interconnect layers upon. This characteristic becomes increasingly important as larger gate-count devices are designed and manufactured. GateField believes its technology will migrate with the ever shrinking geometry characteristic of the semiconductor industry.

ARCHITECTURE. The design of the ProASIC product architecture is critical to achieving high density, meeting performance goals, and obtaining of high-gate count programmable ASICs (i.e. gate array compatibility). The architecture consists of switches that program the chip's personality, the associated routing, clocking and power grids and the underlying logic cell that provides the programmable gates. Improvements in the architecture continue to drive performance increases with each subsequent product generation. The switch is re-programmable and non-volatile. It is comprised of an NMOS transistor directly coupled to a flash memory cell. For GateField's present products, an EPROM performs the programming function while Fowler-Nordheim tunneling provides a global erase mechanism. The flash memory cell combined with the small NMOS transistor is used for programming the logic function and interconnect routing.

BASIC LOGIC UNIT AND PROGRAMMABLE IOS. The basic logic unit is comprised of a programmable 3-input, 1-output cell. Each input may be programmed for signal inversion eliminating the wasteful usage of cells as inverters only. Virtually any logic function can be programmed including a flip-flop. This extraordinary flexibility allows a programming range from 100% combinatorial to 100% flip-flops and any combination of combinatorial and sequential elements. Through the programming of the local switch matrix, the cell is configured and combined with adjacent cells to form larger logic functions. Just as in a sea-of-gates gate array architecture, the basic logic cell is stepped and repeated in the horizontal and vertical directions to create a sea of programmable logic cells. The I/O cell is also highly programmable. I/Os may be programmed as input, output or bi-directional. In addition, the cells are programmed for TTL, CMOS or PCI interface specifications. Slew-rate and output drive/impedance programming enable close matching to a wide variety of bus interface conditions. Additional programming options include pull-ups and open drain/source configurations.

EMBEDDED SRAM MEMORY. In the GF260F Embedded ProASIC product family, the embedded memory is located across the top of the device. Depending upon the family member, 6 to 20 blocks, each containing 256x9 bits of memory, are available to support a variety of possible memory configurations. Each block may be programmed as an independent memory or may be combined using dedicated memory routing resources to form larger, more complex memories and FIFO structures. In addition, GateField's unique architecture allows memory paralleling to form memories of up to 11 independent memory ports (10 read, 1 write port).

INTERCONNECT ROUTING RESOURCES. Interconnect routing resources are available in numerous levels of hierarchy providing the place and route tool (ASICmaster-TM-) with optimal solutions for varying design styles and application types.
Although actual levels of hierarchy extend into the mid-teens, it is easiest to describe the chip routing matrix as having four major hierarchical routing levels; local, long, very-long, and global. In addition, robust power and ground grids ensure minimal supply drops and ground rises regardless of chip programming. One of the most powerful components of the ProASIC product interconnect capability is the global hierarchical level which contains highly flexible, chip-wide, high-performance resources. These resources begin with four chip inputs dedicated to high-performance input signals. Each input pin has a distribution interconnect scheme that ends at every basic logic cell. The maximum skew between any two cells driven by these input nets is 1ns. Each input may be programmed to cover the entire chip or any specific area for a localized signal. These inputs may serve as clocks, global clears/resets, or any other user defined function. When programmed as clocks, clock domains may be assigned specific regions or may be dispersed throughout the entire core.
Any unused segments or areas of a clock net may be re-allocated to serve additional local clocks or re-assigned for signal routing. The flexibility of each net allows the programming of four clocks with complete chip coverage or many more clocks with localized coverage.

PRODUCTS

GateField offers a range of flash-based programmable logic integrated circuits and associated development software and hardware. The Company's integrated circuits include products aimed at general logic replacement as an alternative to ASICs. Programmable ASICs are available in a wide variety of plastic and ceramic package types, including pin-grid array, surface mount like enhanced super ball grid arrays and quad flat pack configurations. Pin counts range from 160 to 560 pins. External configuration storage devices are not needed due to the non-volatility of flash-based ProASIC devices. Devices can be programmed either by plugging them into the ASICmaker-TM- console that is sold by GateField or on the system board through the In-System-Programming (ISP) interface. The Company's development software products facilitate the design process for these products.

Over the past 12 months, the Company has introduced two new product families based on a 0.6-micron Flash technology. The Company believes the commercial success of these products will depend upon the achievement of targeted yield, product cost, and performance levels and the development of manufacturing, marketing, and support capabilities. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance.

      PROGRAMMABLE ASIC PRODUCTS

GF100K PROASIC PRODUCT FAMILY.   The first programmable ASIC product family
introduced by GateField consists of two devices with densities of 9,000 and 51,000 available gates. This product family served as the Company's "proof of concept" demonstrating the feasibility of high complex, flash-based programmable ASIC devices and seamless integration into a standard ASIC design environment. This product is no longer recommended for new designs.

GF250F PROASIC PRODUCT FAMILY. This product family, introduced in March 1997, features a new architecture and electrically PCI compliant input/output structures. Individual devices range from 25,000 to 150,000 logic gates. In contrast to SRAM based and antifuse solutions, these devices provide a high number of sequential elements (Flipflops), facilitating the implementation of pipelined structures which are often needed to operate systems at higher speeds. Due to its gate array like Sea-of-Tiles architecture, the GF250F family delivers high routability and predictability in terms of device performance and gate utilization.

GF260F PROASIC EMBEDDED PRODUCT FAMILY. Introduced in October 1997 and based on the Company's GF250F technology, this product family features embedded memory blocks that can efficiently implement a variety of single port and dual port memories as well as FIFO (First-In, First-Out) structures. The largest device currently available can hold up to 92,000 logic gates and up to 23k bits of dual port memory / FIFO.

      DEVELOPMENT SOFTWARE PRODUCTS

ASICMASTER-TM-. GateField's ASICmaster product performs the placement and routing of a standard gate level netlist into a GateField ProASIC device. After successful completion of the layout task and verification of a device's function, a programming bit stream is generated and loaded into a ProASIC device via GateField's ASICmaker programming console. GateField's ASICmaster software runs on PC platforms under Microsoft Windows NT as well as under the UNIX operating system on Sun and Hewlett-Packard engineering workstations. The software is typically delivered to the customer on CD-ROM along with documentation manuals. The Company attempts to work closely with its customers and potential new customers who are evaluating the GateField ProASIC technology, tracking the progress of logic chip designs, providing applications design support, and for those customers who have purchased maintenance agreements, upgrading the customers' software. Management believes that close contact with its development software customers is a key element in customer satisfaction and can also provide insight into new product development areas.

ASIC MAKER-TM- DEVICE PROGRAMMER. The Company's ASICmaker device programmer is used to configure GateField ProASIC devices. The ASICmaker accepts data from the ASICmaster software, converts the data to the proper protocol and applies the appropriate electrical signals to the device for storage. Customized programming modules allow devices in different packages to be programmed by just exchanging modules. ASICmaker also provides an ISP (In-System-Programming) mode, allowing to program or re-program devices which are already residing on a system board. Several devices on one board can be programmed using one programming sequence.

PRODUCT DEVELOPMENT

The Company believes that its future business and operating results depend in part on its ability to continue to enhance its existing products, develop new products and improve price and performance of it products in a timely manner. The Company continuously evaluates the emerging needs, developing standards and emerging technologies of its target markets to identify new market or product opportunities. GateField's product development activities are primarily directed towards the design of new programmable ASIC solutions, the utilization of advanced semiconductor manufacturing processes, the development of new software tools and ongoing cost reductions and performance improvements in existing products. The Company's recent research and product development efforts have been directed principally towards new product families based on an advanced 0.25-micron flash process, towards enhanced place and route tools and towards other proprietary new architectures. The Company's research and development expenses in 1997, 1996, and 1995 were $7.9 million, $15.8 million, and $11.3 million, respectively. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products. The Company believes that its future success will depend in part upon its ability to attract and retain highly-skilled engineering personnel and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company has in the past and may in the future experience delays in new product development. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial conditions. Complex products such as those offered by the Company may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects will not be found in new products or new versions of products following commercial release, resulting in loss of market share, delay in or loss of market acceptance or product recall.. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

MANUFACTURING

The Company's outsources the manufacture of its products to independent contractors on a contract basis. The Company also relies upon a limited number of suppliers who can produce its products to its specifications and in the quantities and quality it desires. There can be no assurance that these independent contractors and suppliers will be able to timely meet the Company's future requirements for manufactured products, components and subassemblies.
The Company generally purchases limited source components pursuant to purchase orders and has no guaranteed supply arrangements with these suppliers. Any interruption in the supply of any of the key components currently obtained from a limited source would disrupt its operations and have a materiel adverse effect on the Company's business, operating results and financial condition.

GateField's ProASIC product wafers are currently manufactured by Rohm Co. LTD.
(Rohm), located in Kyoto, Japan under a manufacturing and development partnership agreement. GateField and Rohm have built a strong working alliance that dates back to October 1993. Rohm is widely recognized for its expertise in large-scale integration (LSI) manufacturing and is one of the pioneers in flash technology. The Company's products are currently manufactured on a 0.72-micron EEPROM process fabricated by Rohm. Rohm has made a major thrust in EE/Flash nonvolatile process technology and the Company believes Rohm will drive the technology from 0.72 to 0.5 and 0.35. Assembly of ceramic pin grid array (CPGA) packages was initially done at the Kyocera facility in San Diego. As volume built, assembly of both CPGA and plastic quad flat pack (PQFP) was shifted to ANAM and Hyundai in Korea and AAPI in the Philippines. ANAM is also assembling GateField ProASIC devices in 352 pin and 560 pin enhanced Super Ball Grid Array (eSBGA) packages. All wafer final quality assurance and reliability assurance testing is done at GateField.

MARKETING, SALES AND CUSTOMERS

GateField distributes its products through a direct sales force organization, independent sales and manufacturer's representatives, distributors and authorized design center in order to reach a broad base of potential customers. The Company's direct sales personnel and independent sales representatives generally focus on major target accounts. During 1997, 1996 and 1995, one customer, Intel Corporation, accounted for 16%, 10% and 17% of consolidated revenues, respectively.

GateField has international sales offices in Japan and Germany and a network of technical distributors and authorized design centers throughout Japan, Europe, Israel and the Far East which supports its international business. The Company engaged in a non-exclusive sales and marketing agreement with its strategic manufacturing partner Rohm Co. Ltd. in Kyoto, Japan. Rohm markets and sells GateField's ProASIC products to Japanese customers in Japan and worldwide. From time-to-time the Company expects that it may add or delete manufacturing representative companies and distributors from its selling organization as it deems appropriate for the level of business. Net revenues to unaffiliated customers by foreign subsidiaries amounted to $5.9 million, $8.2 million, and $9.0 million in 1997, 1996 and 1995 respectively. Included in the domestic revenue figures are sales made directly to Japan and other Asian countries, which amounted to $1.6 million in 1997, $2.1 million in 1996 and $6.1 million in 1995. When combined, export sales comprised approximately 38%, 31%, and 30% of consolidated revenues in 1997, 1996 and 1995, respectively.

Customer service and support are important aspects of the programmable ASIC business. To address customer needs, GateField provides several levels of user support, including field applications assistance and design services. The corporate applications engineering staff publishes data sheets and application notes, conducts technical seminars, and provides design assistance via modem links to the customer's design station. Customer service is supported with inventory maintained both at the factory and at distributors' locations to provide short-term delivery of chips.

COMPETITION

The semiconductor industry overall is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and price erosion resulting from both product obsolescence and price competition. GateField, as a new entry in the high end programmable logic market, competes directly with a number of fast-growing domestic companies that devote a significant portion of their resources to new product development and existing product enhancement. The semiconductor industry also includes many large domestic and foreign companies that have substantially greater financial, technical, and marketing resources than GateField. The Company currently experiences direct competition from market leaders Xilinx and Altera, as well as Actel, Lucent and other large companies. The Company also experiences competition from other companies who offer products that are indirectly competitive with the Company's products or have announced their intention to enter the market.

The principal factors of competition in the CMOS programmable logic marketplace include product performance and features, the integration capacity and flexibility of the individual circuits, the capability of software development tools, quality and reliability, pricing, technical service and support, and the ability to respond quickly to technical innovation. GateField believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and internal wafer fabrication capabilities. GateField believes, however, that its proprietary flash-based configuration switch and proprietary gate array like, homogeneous Sea-of-Tiles architecture will lead to products with the unique feature combination of ASIC design flow, high performance, high density, non-volatility and reprogrammability. By further capitalizing on the installed base of ASIC and programmable logic designers, who deploy the industry standard high level design flow, the Company believes that it will be able to provide a competitive programmable ASIC solution to the electronic system industry.

A number of very large, well-financed companies compete with GateField in its core business. Some of these companies, including Lucent, Motorola, Philips, and others, have proprietary wafer manufacturing ability, preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, much greater financial resources than those of the Company, and other significant advantages over the Company. The Company expects that as the dollar volume of the programmable logic market grows, the attractiveness of this market to larger, more powerful competitors will continue to increase and others will enter the market.

LICENSES AND AGREEMENTS

On October 22, 1997 Siemens AG ("Siemens") and GateField entered into a license agreement. Siemens licensed the Company's non-volatile and reprogrammable ProASIC technology to be embedded into their system level integration (SLI) products and GateField gains access to Siemens' advanced 0.25 micron (u) FLASH technology. The Company believes that the combination of this process technology and the innovative ProASIC architecture will allow the creation of reprogrammable and reconfigurable system-on-a-chip solutions that will improve time-to-market and time-to-volume standards.

On March 18, 1998 Rohm Co., Ltd. ("Rohm") and GateField entered into a Technology License Agreement under which Rohm licensed GateField's ProASIC technology for use in nonembedded applications and in multi-chip applications having process technology down to 0.5 micron and having an approximate raw gate capacity of a total of 10,240 gates. In addition Rohm paid a one time fee to obtain a master license for GateField's ASICmaster-TM- software.

PROPRIETARY RIGHTS

The Company's ability to compete is dependent in part on its proprietary rights and technology. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to its software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology. The Company currently has 5 issued United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company.

On October 10, 1995, United States Patent No. 5,457,653 was issued to the Company for a "Technique to Prevent Deprogramming a Floating Gate Transistor used to Directly Switch a Large Electrical Signal"; on January 14, 1997, United States Patent No. 5,594,363 was issued to the Company for a "Logic Cell and Routing Architecture in a Field Programmable Gate Array"; on January 14, 1997, United States Patent No. 5,594,698 was issued to the Company for "Random Access Memory (RAM) Based Configurable Arrays"; on February 18, 1997 United States Patent No. 5,604,888 was issued to the Company for "Emulation System Employing Motherboard and Flexible Daughterboards" and on May 27, 1997 United States Patent No. 5,633,518 was issued to the Company for "Nonvolatile Reprogrammable Interconnect Cell with FN Tunneling and Programming Method Thereof". These patents are effective for a period of 20 years from the filing date and the Company believes that these patents are an important factor in the protection of its proprietary information. These are the first patents issued for the GateField ProASIC technology and five more patent applications are pending at this time.

The Company has common law trademark protection for its trademark "GateField"
(TM) Corporation, "ProASIC", (TM), "ProCore", (TM), "ProReady", (TM), "GF100K",
(TM), "GF200F", (TM), "GF250F, (TM), "GF260F", (TM), "GF360F", (TM), "GF460F",
(TM), "ASICmaker", (TM), "ASICmaster", (TM), "MEMORYmaster", (TM), "Sea-of-Tiles", (TM), "ProIP", (TM), "ProSLI", (TM), "FlashLink", (TM).

EMPLOYEES

At December 31, 1997, the Company had 72 employees, including 15 in sales and marketing, 26 in research and development, 19 in customer service and support and 12 in general and administrative functions. The Company also contracts with consultants who provide short-term services to the Company in various areas. None of the Company's employees are represented by a labor organization and the Company considers its relations with its employees to be good. The Company believes its business depends to a significant extent on the contributions of its senior management and other key personnel and on GateField's ability to attract and retain highly qualified personnel. Competition to hire such personnel in GateField's industry and location is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

ITEM 2.  PROPERTIES

The Company leases approximately 30,769 square feet of office space in Fremont, California for its headquarters, test and engineering operations pursuant to a lease that expires in August of 1999. The Company also subleases approximately 30,231 square feet of such office space at its headquarters facility to Mattson Technology pursuant to a sublease agreement that expires in August of 1999. The Company's Service Division occupies approximately 6,633 square feet of office space in New Jersey pursuant to a lease that expires on January 31, 2003. The Company also leases sales and support office spaces in two domestic locations in Massachusetts and Texas, and two international locations in Munich, Germany and in Yokohama, Japan on a short-term or intermediate-term basis. Approximate future minimum lease payments under all the leases are $1.9 million.

ITEM 3.  LEGAL PROCEEDINGS

As of March 1, 1998 the Company was not involved in any pending legal proceedings which the Company believes could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 1997, the following items were voted on at the Annual Meeting of
Stockholders:

--------------------------------------------------------------------------------
          PROPOSAL                   FOR          AGAINST/            BROKER
                                                  WITHHELD  ABSTAIN   NON-VOTES
--------------------------------------------------------------------------------
1.  Election of Directors:
      James R. Fiebiger            36,964,896     270,622
      David J. Dunn                36,969,012     266,506
      Horst G. Sandfort            36,972,712     262,806
      Jonathan S. Huberman         36,971,446     264,072
--------------------------------------------------------------------------------
2.  Approval of Classified
    Board of Directors             20,259,644   1,136,579   159,270   15,680,025
--------------------------------------------------------------------------------
3.  Approval of Authorized
    Share Increase to              23,234,334     698,125   135,708   13,167,351
    65,000,000
--------------------------------------------------------------------------------
4.  Approval of Issuance of
    Securities Exceeding           20,592,017     738,578   224,898   15,680,025
    Twenty Percent of
    Outstanding Shares
--------------------------------------------------------------------------------
5.  Ratification of Deloitte
    & Touche LLP as                36,912,120     172,241   151,157
    Independent Auditors
--------------------------------------------------------------------------------


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of March 16, 1998 are as follows:


     Name                Age  Position
     ----                ---  --------
     James R. Fiebiger   56   President, Chief Executive Officer and Director

     Stephen A. Flory    43   Vice President, Chief Financial Officer and
                              Treasurer

     Douglas E. Klint    47   Vice President, General Counsel and Corporate
                              Secretary

     Peter G. Feist      43   Vice President, Marketing

     Charles S. Parr     42   Vice President, Worldwide Sales

     Timothy Saxe        42   Vice President, Engineering


JAMES R. FIEBIGER, has been a director of the Company since 1994. Dr. Fiebiger has been President and Chief Executive Officer of the Company since October 1997, and was President of the GateField division of the Company from June 1997 to October 1997. Dr. Fiebiger had been a Consultant for the semiconductor industry since serving as President and Chief Operating Officer of VLSI Technology, Inc., a manufacturer of semiconductors, from February 1988 to August 1993. Previous positions include President and CEO of Thomson-Mostek and Senior Vice President and Assistant General Manager of Motorola's Worldwide Semiconductor Sector. Dr. Fiebiger is currently a member of the Board of Directors of Mentor Graphics Corporation and Thunderbird Technology, Inc.

     STEPHEN A. FLORY joined the Company as European Corporate Controller in August 1988. From 1995 to 1997, he has been its corporate controller and was promoted to Chief Financial Officer, Vice President and Treasurer in February 1997. Before joining GateField, Mr. Flory held various financial positions for Motorola Corporation's European operations.

     DOUGLAS E. KLINT joined the Company in December 1984 as Director of Contracts, was named Corporate Secretary in June 1986, and was promoted to Vice President, General Counsel and Corporate Secretary in November 1987.

     PETER G. FEIST joined the Company in October 1996 as Vice President, Marketing. From January 1995 to September 1996 he was Regional Manager Europe for Hyundai Electronics, Digital Media Division. From April 1985 to December 1994 he was Director of Marketing in the USA for LSI Logic GmbH.

     CHARLES S. PARR joined the Company in August 1996 as Vice President, Worldwide Sales. From March 1996 to July 1996 he was Vice President of Sales for MMC Networks, Inc. From August 1994 to March 1996 he was Vice President North American Sales and Technology Centers for VLSI Technology, Inc. From August 1990 to August 1994, he was Vice President Asia Pacific Operations for VLSI Technology, Inc.

     TIMOTHY SAXE joined the Company in September 1993 as Vice President, Engineering. Prior to that he was Vice President Engineering at Crosscheck.


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the Nasdaq National Market under the symbol
"GATE."

The following table sets forth the range of high and low trading prices during each quarter for the two years ended December 31, 1997:

                                             High                Low
          ------------------------------------------------------------
          1997
          First Quarter                  $   3.13            $   1.56
          Second Quarter                 $   1.72            $   0.56
          Third Quarter                  $   1.59            $   0.47
          Fourth Quarter                 $   3.00            $   1.06
          ------------------------------------------------------------
          1996
          First Quarter                  $   9.13            $   4.88
          Second Quarter                 $   8.88            $   4.63
          Third Quarter                  $   6.13            $   3.44
          Fourth Quarter                 $   3.63            $   1.56
          ------------------------------------------------------------

At March 16, 1998, there were 1,267 stockholders of record.

The Company has never paid any cash dividends on the Common Stock. The Company currently intends to retain any earnings for future growth, and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Moreover, the Company's credit facility with Coast Business Credit and the terms of the Company's Series B Convertible Preferred Stock prohibit the payment of cash dividends other than to the holders of the Company's Series B Convertible Preferred Stock.

On November 10, 1997, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock (the "Series B Stock") and warrants to purchase (for a purchase price of $1.00 per share) an aggregate of 997,751 shares of Common Stock to Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust. The warrants will terminate upon the approval by the stockholders of an increase in the Company's authorized common stock and the closing of the common stock financing contemplated by the agreement. Both these conditions were satisfied on January 14, 1998, accordingly these warrants terminated at that date. The Series B Stock and the warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each share of outstanding Series B Stock is convertible into the number of shares of Common Stock equal to 4.5825 plus the amount of accrued and unpaid dividends on the Series B Stock, provided that upon the occurrence of certain events, each share of Series B Stock shall be convertible into the number of shares obtained by dividing the sum of 4.5825 plus accrued and unpaid dividends by 0.75.

In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debenture (the "Debentures") and warrants to purchase an aggregate of 500,000 shares of Common Stock. The Debentures accrued interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the Debentures were not previously converted. The Debentures were convertible at the option of the holder into the Company's Common Stock. The warrants have a term of 60 months and are exercisable into Common Stock at an exercise price of $2.25 per share. The Debentures and warrants were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act.

On May 15, 1997, the Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock") having an aggregate stated value of $3,500,000. In addition, Preferred Stock purchase warrants were issued to the holders of the Debentures for a total of 42,858 shares of Series A Stock for a term of 60 months at a purchase price of $35.00 per share (provided such warrants could only be exercisable when the last reported sales price of the Common Stock on the most recent trading day is equal to or greater than $1.50 per share). The Series A Stock and warrants to purchase Series A Stock were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. During 1997, 51,972 shares of the Series A Stock were converted into 4,546,928 shares of the Company's Common Stock at prices ranging from $0.367 to $0.606 per share. The shares of Common Stock issued upon the conversion of the Series A Stock were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act. In August 1997, the Company redeemed all of the outstanding shares of the Series A Stock and warrants to purchase Series A Stock for $1,827,000. Also in August 1997, all of the outstanding warrants for 500,000 shares of Common Stock were exchanged for warrants to purchase 350,000 shares of the Company's Common Stock at an exercise price of $0.53125 per share. The warrants to purchase Common Stock issued upon the exchange of warrants were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. In September 1997, Common Stock warrants to purchase an aggregate of 105,000 shares of Common Stock were exercised for an aggregate price of $56,000. The shares of Common Stock issued upon exercise of the warrants were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act.

In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the "Notes") to institutional investors as part of a private placement. The Notes accrued interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the noteholders into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. During 1996, an aggregate of $5,431,000 ($4,300,000 of the original principal of the Notes and $1,131,000 of accrued interest) had been converted into 2,691,000 shares of Common Stock. During 1997, an aggregate of $7,414,000 ($5,700,000 of the original principal of the Notes and $1,714,000 of accrued interest) had been converted into 7,418,000 shares of Common Stock. The shares of Common Stock issued upon the conversion of the Notes were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act. In addition, the investors received 2 1/2-year warrants to purchase 59,500 shares of Common Stock at an exercise price of $10 per share. The warrants were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. At December 31, 1997 there was no outstanding balance on the Notes and a total of 10,109,000 shares of Common Stock had been issued upon conversion of the Notes.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 ("Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference from the financial statements contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item is not applicable.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (the "1997 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors" "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Employment and Severance Agreements" included in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the section entitled "Election of Directors" "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Employment and Severance Agreements" included in the 1997 Proxy Statement.



                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial information is incorporated by reference into
Part II hereof from the Annual Report

     1.   Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated Statements of Operations for the three years ended December 31, 1997

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997

          Consolidated Statements of Cash Flows for the three years ended December 31, 1997

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:

          Report of Independent Auditors on Financial Statement Schedule

          Schedule II:   Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

     3.   Exhibits:

          The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated November 14, 1997 to report the execution of a license agreement with Siemens Aktiengesellschaft and to report the execution of a stock purchase agreement with Idanta Partners Ltd.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEFIELD CORPORATION


                                   --------------------------------
                                   Registrant




Date: April 15, 1998              By:  /s/ Stephen A. Flory
                                   --------------------------------
                                   Stephen A. Flory
                                   Vice President, Chief Financial Officer and
                                   Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 15, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


/s/James R. Fiebiger       President, Chief Executive Officer and Director
------------------------   (Principal Executive Officer)
James R. Fiebiger

/s/Stephen A. Flory        Vice President, Chief Financial Officer and Treasurer
------------------------   (Principal Financial and Accounting Officer)
Stephen A. Flory


/s/ Horst G. Sandfort      Director
------------------------
Horst G. Sandfort

/s/ David J. Dunn          Director
------------------------
David J. Dunn

/s/ Jonathan S. Huberman   Director
------------------------
Jonathan S. Huberman

                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of GateField Corporation:


We have audited the consolidated financial statements of GateField Corporation (formerly Zycad Corporation) at December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated April 8, 1998. Our audits also included the consolidated financial statement schedule of GateField Corporation, listed at
Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
April 8, 1998

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended December 31, 1997, 1996 and 1995

                               (amounts in thousands)



                       GATEFIELD CORPORATION AND SUBSIDIARIES
                            (Formerly Zycad Corporation)

                                   Balance at           Additions                              Balance at
                                    Beginning        charged to cost                               End of
Descriptions                        of Period          and expense           Deductions            Period
----------------------------------------------------------------------------------------------------------
Deducted from assets:
Allowance for doubtful accounts
(accounts receivable):

Years ended December 31,

1997                              $     1,337          $      169          $      978(1)      $      528
                                  -----------          ----------          ----------          ----------
                                  -----------          ----------          ----------          ----------

1996                              $       296          $    1,386          $      345(1)       $    1.337
                                  -----------          ----------          ----------          ----------
                                  -----------          ----------          ----------          ----------

1995                              $       381          $      ---          $       85(1)       $      296
                                  -----------          ----------          ----------          ----------
                                  -----------          ----------          ----------          ----------


(1)  Write-off of accounts and notes determined to be uncollectable.

                                 INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------
3.1       Certificate of Incorporation of the Company, as amended.

3.2       Bylaws of the Company, as amended.

3.3 Certificate of Designation of Series B Convertible Preferred Stock of the Company.

10.1**    1984 Stock Option Plan, as amended (incorporated by reference to
          Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File
          No. 333-42363) filed on December 16, 1997).

10.2** 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on December 16, 1997).

10.3** 1996 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on December 16, 1997).

10.4**    1995 Stock Option Directors Plan for Non-Employee Directors
          (incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-8 (File No. 333-42363) filed on
          December 16, 1997).

10.5** Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No.
          333-42363) filed on December 16, 1997).

10.6**    Employment, Confidential Information and Invention and Assignment
          Agreement, between the Company and Douglas E. Klint, as amended on June 5, 1997.

10.7**    Employment, Confidential Information and Invention and Assignment
          Agreement, between the Company and Stephen A. Flory, as amended on June 5, 1997.

10.8** Warrant Certificate for the purchase of 50,000 shares of Common Stock, dated July 28, 1997, issued to James R. Fiebiger.

10.9** Warrant Certificate for the purchase of 7,500 shares of Common Stock, dated November 25, 1997, issued to Benjamin Huberman.

10.10     Common Stock Purchase Warrant, dated August 21, 1997, issued to
          Halifax Fund L.P.

10.11     Common Stock Purchase Warrant, dated August 21, 1997, issued to
          Capital Ventures International.

10.12 Form of Registration Rights Agreement, dated February 13, 1997, between the Company and each of Halifax Fund L.P., Capital Ventures
          International, Heracles Fund, Joseph A. Umbach and Lewis A. Fraser
          (incorporated by reference to Exhibit 4.19 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997).

10.13     Stock Purchase Agreement, dated November 10, 1997, between the
          Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily
          Trust.

10.14     Registration Rights Agreement, dated November 10, 1997, between the
          Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily
          Trust.

10.15 Credit Loan and Security Agreement, entered into at January 6, 1997, between the Company and Coast Business Credit, a division of Southern
          Pacific Thrift and Loan Association (incorporated by reference to
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.16 Lease, dated March 6, 1992, between the Company and Renco Equities IV, relating to premises at 47100 Bayside Parkway, Fremont, California.

10.17     Sub-Lease Agreement, dated October 27, 1997, between the Company and
          Mattson Technology, relating to premises at 47100 Bayside Parkway,
          Fremont, California.


10.18 SICAN/GateField Technology Agreement, dated September 23, 1993, between SICAN G.m.b.H. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.19     License Agreement, dated October 22, 1997, between the Company and
          Siemens Aktiengesellschaft (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated November 14, 1997).

10.20 Asset Purchase Agreement, dated April 14, 1997, between the Company and IKOS Systems, Inc., regarding the purchase of the Company's
          LightSpeed product family by IKOS Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K dated April 15, 1997).

10.21 Stock Purchase Agreement, dated April 14, 1997, between the Company and Edison Venture Fund III, L.P. for the purchase of 2,420,000 shares of QSS, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K dated May 15, 1997).

10.22 Asset Purchase Agreement, dated August 18, 1997, between the Company and IKOS Systems, Inc., regarding the purchase of the Company's XP and PXP hardware fault simulation product business by IKOS Systems, Inc.
          (incorporated by reference to Exhibit 10.27 to the Company's Current
          Report on Form 8-K, dated September 5, 1997).

10.23 Asset Purchase Agreement, dated August 20, 1997, between the Company and Test Systems Strategies, Inc., regarding the purchase of the Company's TDX software fault simulation and test business
          (incorporated by reference to Exhibit 10.28 to the Company's Current
          Report on Form 8-K dated September 5, 1997).

10.24     Purchase Agreement, dated October 31, 1997, between the Company, Zycad
          Japan (GateField) KK and Zycad TSS Inc., regarding the purchase of the maintenance business.

10.25     Severance Agreement and General Release of All Claims, dated September
          30, 1997, between the Company and Phillips W. Smith.

13.1      Portions of the Annual Report to Stockholders for the year ended
          December 31, 1997 (only those portions specifically incorporated by reference herein are filed herewith).

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors,  Deloitte & Touche LLP.

27.1      Financial Data Schedule (Fiscal year-ended December 31, 1997).

27.2      Financial Data Schedule (Fiscal year-ended December 31, 1996 and
          1995).

-------------------
**        Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.