Form 10-Q
period 1998-03-31
GATEFIELD CORP
filed 1998-05-08
CIK 727621

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                     ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                     ACT OF 1934

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
                                              ----     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of Each Class                       Outstanding at May 5, 1998,
        -------------------                       ---------------------------

Common stock, par value $0.10 per share                     40,850,805


                               GATEFIELD CORPORATION

                                       INDEX



                                                                           Page
                                                                          Number


PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1998
                 and December 31, 1997                                      2


            Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 1998 and March 31, 1997             3


            Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 1998 and March 31, 1997             4


            Notes to Condensed Consolidated Financial Statements, March 31,
                 1998                                                       5


Item 2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                         8



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                 10


Item 6.  Exhibits and Reports on Form 8-K                                  10


SIGNATURE                                                                  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                GATEFIELD CORPORATION
                             (FORMERLY ZYCAD CORPORATION)
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)




                                                                         March 31,       December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                       1998               1997
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   5,811            $  4,189
  Short-term investments                                                      98                  98
  Accounts receivable, less allowance for doubtful
     accounts of $527 in 1998 and $528 in 1997                             2,841               2,763
  Inventories                                                                777                 735
  Other current assets                                                       549                 524
                                                                       ---------            --------
     Total current assets                                                 10,076               8,309

Property and equipment, net                                                2,448               2,660
Other assets                                                                 297                 287
                                                                       ---------           ---------
     Total assets                                                      $  12,821           $  11,256
                                                                       ---------           ---------
                                                                       ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                             $     473           $     516
  Accounts payable                                                         3,476               3,741
  Accrued expenses                                                         2,964               3,118
  Deferred revenues                                                        1,254                 981
                                                                       ---------           ---------
     Total current liabilities                                             8,167               8,356

Other long-term liabilities                                                   15                  71
                                                                       ---------           ---------
     Total liabilities                                                     8,182               8,427
Stockholders' equity:
  Preferred stock:
     $0.10 par value; 2,000,000 shares authorized;
     shares issued and outstanding: 1,000,000 in 1998 and 1997               100                 100
  Additional paid-in capital, preferred stock                              4,528               4,494
  Common stock:
     $0.10 par value; 65,000,000 shares authorized; shares issued
     and outstanding: 41,324,806 in 1998 and 36,222,326 in 1997            4,132               3,622
  Additional paid-in capital, common stock                                71,129              66,776
  Accumulated translation adjustments                                       (633)               (544)
  Accumulated deficit                                                    (74,617)            (71,619)
                                                                       ---------           ---------
     Total stockholders' equity                                            4,639               2,829
                                                                       ---------           ---------
     Total liabilities and stockholders' equity                        $  12,821           $  11,256
                                                                       ---------           ---------
                                                                       ---------           ---------




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                                             Three Months Ended
                                                                   March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1998                 1997
-------------------------------------------------------------------------------------
Revenues:
  Product                                               $     640           $   1,160
  Service                                                   1,209               2,924
                                                        ---------           ---------
     Total revenues                                         1,849               4,084
                                                        ---------           ---------

Cost of revenues:
  Product                                                   1,050               1,383
  Service                                                     760               1,818
                                                        ---------           ---------
     Total cost of revenues                                 1,810               3,201
                                                        ---------           ---------

     Gross profit                                              39                 883
                                                        ---------           ---------

Operating expenses:
  Sales and marketing                                         915               3,253
  Research and development                                  1,298               2,666
  General and administrative                                  765                 507
                                                        ---------           ---------
     Total operating expenses                               2,978               6,426
                                                        ---------           ---------

Operating loss                                             (2,939)             (5,543)

Other income (expense), net                                   (24)                (67)
                                                        ---------           ---------
Net loss                                                $  (2,963)          $  (5,610)
                                                        ---------           ---------
                                                        ---------           ---------

Basic and diluted net loss per share                    $   (0.07)          $   (0.22)
                                                        ---------           ---------
                                                        ---------           ---------

Basic and diluted weighted average shares outstanding      41,325              25,258
                                                        ---------           ---------
                                                        ---------           ---------




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)




                                                                       Three Months Ended March 31,
(IN THOUSANDS)                                                            1998                1997
-----------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                             $  (2,963)          $  (5,610)
  Reconciliation to net cash used in operating activities:
      Depreciation and amortization                                          289               1,115
      Subordinated convertible debt interest capitalized                       -                 219
      Collections under capital leases                                         -                 516
      Changes in assets and liabilities:
          Accounts receivable                                                (77)              5,729
          Inventories                                                        (41)                140
          Other assets                                                       (41)                (86)
          Accounts payable and accrued expenses                             (395)             (1,615)
          Deferred revenues                                                  236                (434)
                                                                       ---------           ---------
             Net cash used in operating activities                        (2,992)                (26)
                                                                        --------           ---------
Investing activities:
  Property and equipment purchases, net                                      (77)               (336)
  Capitalized software                                                         -                (150)
                                                                       ---------           ---------
             Net cash used in investing activities                           (77)               (486)
                                                                       ---------           ---------
Financing activities:
  Proceeds from issuance of convertible debenture notes, net                   -               3,500
  Proceeds from issuance of common stock                                   4,864                  65
  Bank financing, net                                                          -              (1,804)
  Repayments of debt obligations                                             (91)             (1,233)
                                                                       ---------           ---------
             Net cash provided by financing activities                     4,773                 528
                                                                       ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                 (82)                109
                                                                       ---------           ---------
Net change in cash and cash equivalents                                    1,622                 125

Cash and cash equivalents, beginning of period                             4,189               1,703
                                                                       ---------           ---------

Cash and cash equivalents, end of period                               $   5,811           $   1,828
                                                                       ---------           ---------
                                                                       ---------           ---------

Supplemental disclosure of cash flow information:
  Noncash activities -
      Common stock issued for convertible debentures                   $       -           $   4,042
  Cash activities -
      Cash paid during the period for interest                         $     103           $     201





SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations of GateField Corporation, formerly known as Zycad Corporation, (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year.
     The Company's interim fiscal quarter ended on March 31, 1998 and 1997, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

2.   COMPREHENSIVE INCOME

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the three months ended March 31, 1998 and 1997, the change in net assets from nonowner sources was $89,000 and $63,000, respectively, for the change in the accumulated translation adjustment, and comprehensive loss was $3,052,000 and $5,673,000, respectively.

3.   NET INCOME (LOSS) PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.

4.   INVENTORIES


     Inventories consisted of:


                                        March 31,      December 31,
          (IN THOUSANDS)                  1998             1997
          ---------------------------------------------------------
          Raw materials and supplies     $  332          $   306
          Finished goods                    445              429
                                        -------         --------
                                         $  777          $   735
                                        -------         --------
                                        -------         --------


5.   SALE OF COMMON STOCK

     In January 1998, the Company issued 4,582,500 shares of Common Stock to an outside investor for an aggregate purchase price of $4,583,000 pursuant to a Stock Purchase Agreement entered into in November 1997. The issuance of Common Stock completes the second and final phase of the private placement of securities contemplated by the Agreement.

6.   SUBSEQUENT EVENT

     Included in accounts payable at March 31, 1998 and December 31, 1997 is $1,667,000 due to a supplier which is in dispute. In April and May, 1998, the Company has resolved and paid $737,000 of the outstanding balance.
     The remaining amount is subject to renegotiation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS
Three Months Ended March 31, 1998 and 1997

REVENUES

Total revenues for the quarter ended March 31, 1998 were $1.8 million compared to $4.1 million for the quarter ended March 31, 1997, a decrease of 55%.
Product revenues for the quarter ended March 31, 1998 were $640,000 compared to $1.2 million for the quarter ended March 31, 1997, a decrease of 45%. Service revenues for the quarter ended March 31, 1998 were $1.2 million compared to $2.9 million for the quarter ended March 31, 1997, a decrease of 59%. The decrease in revenue was primarily due to the disposition of several product families in 1997. These dispositions included the sale of the LightSpeed product family, the sale of the Company's ownership interest in QSS Inc., the sale of the Company's XP and PXP hardware fault simulation business, and the sale of the Company's software fault and test products known as the TDX product line. The Company is currently focused on growing revenue from its reprogrammable
ASIC products and related design services, which the Company began marketing in 1997.

GROSS PROFIT

Total gross profit was $39,000 or 2% of total revenue compared to $883,000 or 22% of total revenue for the three months ended March 31, 1998 and 1997, respectively. The loss from product revenues at the gross margin level was $410,000 for the three months ended March 31, 1998 as compared to a loss of $223,000 for the three months ended March 31, 1997. Gross profit from service revenues was $449,000, or 37%, for the three months ended March 31, 1998 compared to $1.1 million, or 38%, for the three months ended March 31, 1997. This decrease in gross profit from product revenues in 1998 as compared to 1997 was primarily due to the dispositions mentioned above and the start-up nature of the Company's current production processes.

OPERATING EXPENSES

SALES AND MARKETING Sales and marketing expenses were $915,000 for the quarter ended March 31, 1998 and $3.3 million for the quarter ended March 31, 1997, which represents 49% of total revenues in 1998 and 80% of total revenues in 1997. The decrease in sales and marketing expenses is largely the result of reduced staffing levels resulting from the sale of the verification, test and maintenance businesses. The decrease in sales and marketing expenses as a percentage of total revenues in 1998 as compared to 1997 is primarily due to management's efforts to control expenses in 1998.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $1.3 million for the three months ended March 31, 1998 compared to $2.7 million for the three months ended March 31, 1997. This decrease in 1998 as compared to 1997 is mainly due to the disposition of the businesses in 1997.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended March 31, 1998 and 1997 were $765,000 and $507,000, respectively. The increase in expenses for the first quarter of 1998 was primarily related to a change in the way the Company allocated facilities expenses between departments.

OTHER INCOME AND EXPENSES
Interest expense was $90,000 for the first quarter of 1998 compared to $444,000 for the first quarter of 1997. The decrease in 1998 as compared to 1997 was primarily due to the conversion to Common Stock of the Company's outstanding debentures in 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically used internally generated funds, public and private offerings of common and preferred stock, sale and leaseback arrangements, bank financing and credit lines to finance its business. Cash used in operations was $3.0 million in the first three months of 1998 compared to cash used in operations of $26,000 for the first three months of 1997. This increase in cash used in operations in 1998 compared to 1997 was primarily due to a large reduction in accounts receivable in the first three months of 1997. Net cash used in investing activities was $77,000 at March 31, 1998 compared to $486,000 at March 31, 1997. This decrease in net cash used for investment is primarily due to reduced levels of capital equipment purchases as well as the absence of internally capitalized software. Net cash provided by financing activities was $4.8 million in the first three months of 1998, compared to $528,000 for the same three-month period in 1997. This increase in 1998 as compared to 1997 is primarily due to the sale of the Company's common stock in the first quarter of 1998.

At March 31, 1998 the Company had $5.8 million of cash and cash equivalents and $1.9 million of working capital. The Company has a $5.0 million revolving credit facility, which expires on January 31, 1999, and bears interest at the Bank's prime rate plus 2.25%. Under the Agreement the Company may borrow up to 80% of its outstanding eligible accounts receivable, there is no outstanding balance under the Agreement as of March 31, 1998. The Company is not currently in compliance with certain covenants in the Agreement, however the Company has received a waiver of those covenants from the Bank through March 31, 1998. The Company continues to work with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to meet established payments and other normal, recurring period expenses.

At March 31, 1998, the Company was in compliance with the requirement of the Nasdaq Stock Market (NASD) for listing on the Nasdaq National Market (a distinct tier of the Nasdaq Stock Market) to maintain minimum net tangible assets (as defined) of $4.0 million. Although the Company believes that it can continue to comply with the NASD listing requirements, there can be no assurance that the Company will be successful in doing so. However, even if its stock were delisted from the Nasdaq National Market, the Company believes it would be eligible for listing in the Nasdaq SmallCap Market, which is another tier of the Nasdaq Stock Market. However, there can be no assurance that the Company will remain eligible for listing on either the Nasdaq National Market or the Nasdaq SmallCap Market.

The Company expects to meet its short-term liquidity needs by attaining its revenue projections for 1998 and by relying on other sources of additional financing such as private or public offerings of debt and equity, its revolving credit facility and equipment lease lines. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

FACTORS AFFECTING FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission Filings.

FUTURE OPERATING RESULTS UNCERTAIN
The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses and experienced a loss for fiscal 1997. The Company continues to seek improvement in operating results primarily through the introduction of new products and marketing and sales efforts to increase revenue from existing FPGA products. In addition, the Company is continuing its efforts to control the costs of operations and administration. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays in new product introductions, lack of market acceptance of new or existing products, cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in yields from manufacturing processes, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions in domestic or international markets. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate substantially between quarters and between years.

MANAGEMENT OF CHANGING BUSINESS
The Company recently shifted its business strategy from a provider of high performance verification products to a provider of high density, high performance programmable logic solutions, related development system software, and design services. This transition represents a significant challenge for the Company and its administrative, operational and financial resources, and places increased demand on its systems and controls. The Company's ability to manage the continuing development of its programmable logic solutions business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its third party manufacturing capabilities. There can be no assurance that the Company will be successful in its efforts to accomplish these changes and effect these improvements.

VOLATILITY OF STOCK PRICE
The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, manufacturing processes, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the ASIC industry and other industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CAPITAL RESOURCES
The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and public offerings of the Company's Common Stock. If its existing cash, cash equivalents and short-term investments plus cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that the Company would be successful in obtaining these funds on acceptable terms when and if needed or that the sale of such equity or convertible debt securities will not substantially dilute the Company's existing stockholders' interest.

YEAR 2000 ISSUES
The Company is in the process of conducting assessments of its computer information systems and will take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. The cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been determined. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company. To address these issues the Company has enlisted the aid of outside consultants and has evaluated, purchased, installed and implemented a year 2000 compliant financial information system and discontinued operation of its non-compliant accounting system.

The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners, customers and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or results of operations.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 27.1 Article 5 of Regulation S-X, Financial Data Schedule for GateField Corporation for the quarter ended March 31, 1998

(b)  Reports on Form 8-K:

GateField Corporation's Current Report on Form 8-K filed January 23, 1998, reporting on a Stock Purchase Agreement with Idanta Partners Ltd for 4,582,500 shares of Gatefield Corporation's Common Stock.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GATEFIELD CORPORATION







                                        /s/   Stephen A. Flory
                                        -----------------------
                                        Stephen A. Flory
                                        Vice President, Chief Financial Officer
                                        and Treasurer


Dated:  May 7, 1998