Form 10-Q
period 1998-06-30
GATEFIELD CORP
filed 1998-08-14
CIK 727621

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549



                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________ TO _______________.



                           Commission file number 0-13244



                               GATEFIELD CORPORATION
               (Exact name of registrant as specified in its charter)



DELAWARE                                                             41-1404495
(State of incorporation)                   (I.R.S. Employer Identification No.)


                               47100 BAYSIDE PARKWAY
                             FREMONT, CALIFORNIA 94538
               (Address of principal executive offices and zip code)


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
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                       Outstanding at August 13, 1998
---------------------------------------           ------------------------------
Common stock, par value $0.10 per share                     40,971,495

                               GATEFIELD CORPORATION

                                       INDEX



                                                                                               Page
                                                                                              Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1998
                         and December 31, 1997                                                2


                     Condensed Consolidated Statements of Operations for the Three
                         and Six Months Ended June 30, 1998 and June 30, 1997                 3


                     Condensed Consolidated Statements of Cash Flows for the Six
                         Months Ended June 30, 1998 and June 30, 1997                         4


                     Notes to Condensed Consolidated Financial Statements, June 30, 1998      5


Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                7




PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                    11

SIGNATURE                                                                                    14


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                                  June 30,     December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                1998           1997
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  2,851      $  4,189
  Short-term investments                                              113            98
  Accounts receivable, less allowance for doubtful
     accounts of $483 in 1998 and $528 in 1997                      1,874         2,763
  Inventories                                                         669           735
  Other current assets                                                546           524
                                                                 --------      --------
     Total current assets                                           6,053         8,309

Property and equipment, net                                         3,107         2,660
Other assets                                                          254           287
                                                                 --------      --------
  Total assets                                                   $  9,414      $ 11,256
                                                                 --------      --------
                                                                 --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                       $    617      $    516
  Accounts payable                                                  2,778         3,741
  Accrued expenses                                                  2,434         3,118
  Deferred revenues                                                   692           981
                                                                 --------      --------
     Total current liabilities                                      6,521         8,356

Other long-term liabilities                                           420            71
                                                                 --------      --------
     Total liabilities                                              6,941         8,427
                                                                 --------      --------
Stockholders' equity:
  Preferred stock:
     $0.10 par value; 2,000,000 shares authorized;
     shares issued and outstanding:  1,000,000 in 1998 and 1997       100           100
  Additional paid-in capital, preferred stock                       4,563         4,494
  Common stock:
     $0.10 par value; 65,000,000 shares authorized; shares issued
     and outstanding: 41,421,706 in 1998 and 36,222,326 in 1997     4,142         3,622
  Additional paid-in capital, common stock                         71,183        66,776
  Accumulated translation adjustments                                (543)         (544)
  Accumulated deficit                                             (76,972)      (71,619)
                                                                 --------      --------
     Total stockholders' equity                                     2,473         2,829
                                                                 --------      --------
     Total liabilities and stockholders' equity                  $  9,414      $ 11,256
                                                                 --------      --------
                                                                 --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            GATEFIELD CORPORATION
                        (FORMERLY ZYCAD CORPORATION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                                   June 30,                      June 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1998           1997           1998           1997
----------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                                 $ 1,359        $ 1,016        $ 1,999       $  2,176
  Service                                                   2,109          2,800          3,318          5,724
                                                          -------        -------        -------       --------
     Total revenues                                         3,468          3,816          5,317          7,900
                                                          -------        -------        -------       --------

Cost of revenues:
  Product                                                   1,486          1,864          2,536          3,247
  Service                                                     605          1,456          1,365          3,274
                                                          -------        -------        -------       --------
     Total cost of revenues                                 2,091          3,320          3,901          6,521
                                                          -------        -------        -------       --------

     Gross profit                                           1,377            496          1,416          1,379
                                                          -------        -------        -------       --------

Operating expenses:
  Sales and marketing                                       1,359          2,991          2,274          6,244
  Research and development                                  1,399          2,133          2,696          4,799
  General and administrative                                  785            443          1,550            950
                                                          -------        -------        -------       --------
     Total operating expenses                               3,543          5,567          6,520         11,993
                                                          -------        -------        -------       --------

Operating loss                                             (2,166)        (5,071)        (5,104)       (10,614)
                                                          -------        -------        -------       --------

Other income (expense), net                                  (154)         3,197           (179)         3,129
                                                          -------        -------        -------       --------

Net loss                                                  $(2,320)       $(1,874)       $(5,283)      $ (7,485)
                                                          -------        -------        -------       --------
                                                          -------        -------        -------       --------

Basic and diluted net loss per share                      $ (0.06)       $ (0.07)       $ (0.13)      $  (0.29)
                                                          -------        -------        -------       --------
                                                          -------        -------        -------       --------

Basic and diluted weighted average shares outstanding      41,350         27,041         40,840         26,148
                                                          -------        -------        -------       --------
                                                          -------        -------        -------       --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           GATEFIELD CORPORATION
                       (FORMERLY ZYCAD CORPORATION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                         Six Months Ended June 30,
(IN THOUSANDS)                                                              1998           1997
---------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                               $(5,283)       $(7,485)
  Reconciliation to net cash used in operating activities:
     Depreciation and amortization                                           640          2,398
     Subordinated convertible debt interest capitalized                        -            438
     Gain on sale of LightSpeed                                                -           (314)
     Gain on sale of QSS                                                       -         (3,321)
     Changes in assets and liabilities:
       Accounts receivable                                                   849          7,575
       Inventories                                                            64           (244)
       Other assets                                                          (10)           400
       Accounts payable and accrued expenses                              (1,565)        (4,081)
       Deferred revenues                                                    (326)          (538)
                                                                         -------        -------
          Net cash used in operating activities                           (5,631)        (5,172)
                                                                         -------        -------
Investing activities:
  Purchases of marketable securities                                         (15)             -
  Property and equipment purchases, net                                     (627)        (1,205)
  Capitalized software                                                         -           (150)
  Proceeds from sale of LightSpeed                                             -          5,000
  Proceeds from sale of QSS                                                    -          3,500
                                                                         -------        -------
          Net cash provided by (used in) investing activities               (642)         7,145
                                                                         -------        -------
Financing activities:
  Proceeds from issuance of convertible debenture notes, net                   -          3,500
  Proceeds from issuance of common stock                                   4,926            104
  Bank financing, net                                                          -         (3,039)
  Repayments of debt obligations                                               -         (1,967)
                                                                         -------        -------
          Net cash provided by (used in) financing activities              4,926         (1,402)
                                                                         -------        -------

Effect of exchange rate changes on cash and cash equivalents                   9            (28)
                                                                         -------        -------

Net change in cash and cash equivalents                                   (1,338)           543

Cash and cash equivalents, beginning of period                             4,189          1,703
                                                                         -------        -------

Cash and cash equivalents, end of period                                 $ 2,851        $ 2,246
                                                                         -------        -------
                                                                         -------        -------
Supplemental disclosure of cash flow information:
  Noncash activities:
     Equipment acquired under capital leases                             $  465         $     -
     Common stock exchanges for convertible debentures                   $    -         $ 6,217
     Preferred stock exchanges for convertible debentures                $    -         $ 3,917
     Common stock exchanges for preferred stock                          $    -         $   289
  Cash activities:
     Cash paid during the year for interest                              $  186         $   417


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   JUNE 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations of GateField Corporation, formerly known as Zycad Corporation, (the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on June 30, 1998 and 1997, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

2.   COMPREHENSIVE INCOME

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the six months ended June 30, 1998 and 1997, the change in net assets from nonowner sources was an increase of $1,000 and a decrease of $230,000, respectively, for the change in the accumulated translation adjustment, and comprehensive loss was $5,282,000 and $7,715,000.

3.   NET EARNINGS (LOSS) PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS").
 Basic EPS excludes dilution and is computed by dividing net income attributable to common stock holders by the weighted average of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.

4.   INVENTORIES

                                                June 30,    December 31,
         (IN THOUSANDS)                           1998          1997
------------------------------------------------------------------------
         Raw materials and supplies               $223         $306
         Finished goods                            446          429
                                                  ----         ----
                                                  $669         $735
                                                  ----         ----
                                                  ----         ----


5.   SALE OF COMMON STOCK


In January 1998, the Company issued 4,582,500 shares of common stock to an outside investor for an aggregate purchase price of $4,582,500 pursuant to a Stock Purchase Agreement entered into on November 10, 1997. The issuance of common stock completes the second and final phase of the private placement of securities contemplated by such Stock Purchase Agreement, dated November 10, 1997.

6.   SELECTED BALANCE SHEET INFORMATION

Included in accounts payable at June 30, 1998 is $930,000 and at December 31, 1997 is $1,667,000 due to a supplier that was in dispute. In April and May 1998, the Company resolved and paid $737,000 of the outstanding balance. The remaining balance was paid in August 1998.

7.   SUBSEQUENT EVENTS

SALE OF THE DESIGN SERVICES BUSINESS ASSETS

Pursuant to that certain Asset Purchase Agreement dated as of August 14, 1998 (the "Asset Purchase Agreement"), GateField Corporation (the "Company") sold certain of the assets relating to its Design Service Business Unit, which is engaged in the business of providing prototyping design services and verification services for electronic systems, integrated circuits and other electronic components, located in Mt. Arlington, New Jersey (the "Design Services Business") to Actel Corporation ("Actel"). The purchase price for such assets was (i) $5.4 million plus (ii) contingent payments to be paid over a three-year period on a quarterly basis based on the Design Services Business achieving certain profitability levels which payments shall not exceed $1.0 million in the aggregate.

SERIES C PREFERRED STOCK PURCHASE AGREEMENT

Pursuant to that certain Series C Preferred Stock Purchase Agreement dated as of August 14, 1998, Actel purchased, and the Company issued to Actel, 300,000 shares of the Company's Series C Convertible Preferred Stock, par value $0.10, for an aggregate purchase price of $3,000,000 (the "Shares"). The Shares are initially convertible into 2,000,000 shares of the Company's common stock and are entitled to certain liquidation and redemption rights. Actel is entitled to certain registration rights and shall have a right of first refusal to purchase its pro rata share of certain new securities the Company may issue.

PRODUCT MARKETING AGREEMENT

On August 14, 1998, GateField Corporation and Actel entered into a Product Marketing Agreement (the "Marketing Agreement"). Under the terms of the Marketing Agreement, Actel received exclusive, worldwide distribution rights to the Company's standard ProASIC FPGA products below .35 micron, including FPGA products that are integrated with SRAM or Flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, Actel agreed to pay the Company an initial fee of $1.0 million and a $1.0 million fee upon qualification of the initial .25 micron product.

ACTEL LICENSE AGREEMENT

On August 14, 1998 GateField Corporation and Actel entered into a license agreement pursuant to which the Company granted to Actel a fully paid, non-exclusive, non-transferable license to sell and upon certain release events, make, have made, import and use the Company's standard ProASIC FPGA products below .35 micron and all resulting next generation reduced process geometry ProASIC FPGA products (the "Actel License Agreement"). Actel agreed to pay the Company a $1.0 million fee for such license.

ROHM LICENSE AGREEMENT

On July 31, 1998, GateField Corporation and Rohm Co., Ltd. ("Rohm") entered into a license agreement (the "Rohm License Agreement"). Pursuant to the Rohm License Agreement, the Company granted to Rohm a worldwide, nonexclusive and royalty-free license of the Company's ProASIC Technology for Standard ProASIC and embedded products down to 0.35 micron with no limitation on density and a license for 0.25 micron and below embedded products with a per unit royalty for a license fee of $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings as of the date hereof.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUE

Total revenue for the quarter ended June 30, 1998 was $3.5 million compared to $3.8 million for the quarter ended June 30, 1997, a decrease of 9%. The decrease in revenue is the result of competitive price and performance pressure for the Company's current product lines. Product revenue for the quarter ended June 30, 1998 was $1.4 million compared to $1.0 million for the quarter ended June 30, 1997, an increase of 34%. The product revenue figure for the current quarter includes a $1.0 million sales transaction related to the delivery of certain equipment, documentation and software tools under a Strategic Partnership Agreement (the "Strategic Partnership Agreement"). Service revenue for the quarter ended June 30, 1998 was $2.1 million as compared to $2.8 million for the quarter ended June 30, 1997, a decrease of 25%. The decrease in service revenue primarily reflects the discontinuation of sales of several product families in 1997, off-set by a ramp up of sales in the Company's new reprogrammable ASIC products and related services.

Total revenue for the six months ended June 30, 1998 was $5.3 million, a decrease of $2.6 million from $7.9 million for the same period in 1997. Product revenue for the first half of 1998 was $2.0 million, compared to $2.2 million for the comparable period in 1997. Service revenue was $3.3 million for the six months ended June 30, 1998; a decrease of $2.4 million from $5.7 million for the six months ended June 30, 1997. This decrease primarily reflects the sale of the Company's LightSpeed and XP/PXP maintenance and support business to Zycad TSS on October 31, 1997 (the "Transfer Agreement"). The Transfer Agreement and the Strategic Partnership Agreement are more fully described in the Company's Annual Report on Form 10K for the year ended December 31, 1997.

GROSS PROFIT

Total gross profit was $1.4 million, or 40% of total revenue, for the three months ended June 30, 1998 compared to $496,000, or 13% of total revenue, for the three months ended June 30, 1997. The loss from product revenues at the gross margin level was $127,000 for the quarter ended June 30, 1998, as compared to a loss of $848,000 for the quarter ended June 30, 1997. The improvement in the loss at the gross margin level in 1998 was primarily due to the $1.0 million sale pursuant to the Strategic Partnership Agreement.
The equipment, documentation and software tools sold pursuant to the Strategic Partnership Agreement had minimal cost of goods sold associated with their production. Gross profit from service revenue was $1.5 million, or 71% of the total revenues, for the three months ended June 30, 1998 compared to $1.3 million, or 48% of the total revenues, for the three months ended June 30, 1997. This increase in gross profit from service revenues in 1998 as compared to 1997 was partly due to the dispositions pursuant to the Strategic Partnership Agreement mentioned above and the reduction of certain operating expenses in the Design Services Business of the Company.

Total gross profit was $1.4 million for both six-month periods ended June 30, 1998 and 1997 or 27% and 17% of total revenue for the six months ended June 30, 1998 and 1997, respectively. The loss from product revenues at the gross margin level was $537,000 for the six month period ended June 30, 1998 as compared to a loss of $1.1 million for the quarter ended June 30, 1997.
Gross profit from service revenues was $2.0 million, or 59%, for the six months ended June 30, 1998 compared to $2.5 million, or 43%, for the six months ended June 30, 1997.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses were $1.4 million for the quarter ended June 30, 1998 and $3.0 million for the quarter ended June 30, 1997, which represents 39% of total revenues in 1998 and 78% of total revenues in 1997. Sales and marketing expenses for the six months ended June 30, 1998 and June 30, 1997 were $2.3 million and $6.2 million respectively. The decrease in sales and marketing expenses for both periods is largely the result of reduced staffing levels resulting from the sale of the verification, test and maintenance businesses in 1997, pursuant to the Transfer Agreement.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $1.4 million for the three months ended June 30, 1998 compared to $2.1 million for the three months ended June 30, 1997 and $2.7 million for the six months ended June 30, 1998 compared to $4.8 million for the same period in 1997. This decrease in 1998 as compared to 1997 expenses is mainly due to reduced headcount.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 1998 and 1997 were $785,000 and $443,000, respectively and $1.6 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively. The increase in expenses for 1998 was primarily related to a change in the way the Company allocated facilities expenses between departments.

OTHER INCOME AND EXPENSES

Other expenses for the quarter ended June 30, 1998 were $154,000 as compared to $3.2 million in other income for the quarter ended June 30, 1997. Other expenses for the six months ended June 30, 1998 was $179,000 compared to $3.1 million for the six months ended June 30, 1997. The differences between the periods were primarily due to a $3.2 million gain the Company had on the sale of its ownership interest in QSS, Inc. in May of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used internally generated funds, public and private offerings of common and preferred stock, sale and leaseback arrangements, bank financing and credit lines to finance its business. Cash used in operations was $5.6 million in the first six months of 1998 compared to $5.2 million for the first six months of 1997. This increase in cash used in operations in 1998 compared to 1997 was primarily due to a reduction in depreciation expense associated with the dispositions assets in 1997 and to smaller reductions in the accounts receivable and accounts payable balances in the first six months of 1998 as compared to the reductions experienced in those balances for the same period of 1997. Net cash used in investing activities during the six-month period ended June 30, 1998 was $642,000 as compared to $7.1 million in net cash provided by investment operations during the same period ended June 30, 1997. This decrease in net cash provided by investment operations is primarily due to $8.5 million in proceeds from the sale of certain businesses in 1997. Net cash provided by financing activities was $4.9 million in the first six months of 1998, compared to net cash used by financing activities in the amount of $1.4 million for the same six-month period in 1997. This increase in cash provided by financing activities in 1998 as compared to 1997 is primarily due to the sale of $4.6 million of the Company's common stock in the first quarter of 1998 and the repayment of approximately $5.0 in debt obligations in the first six-months of 1997.

At June 30, 1998, the Company had $2.9 million of cash and cash equivalents and negative working capital of $468,000. The Company has a $5.0 million revolving credit facility, which expires on January 31, 1999 and bears interest at the lender's prime rate plus 2.25% (the "Credit Facility"). Pursuant to the Credit Facility, the Company may borrow up to 80% of its outstanding eligible accounts receivable. There is no outstanding balance under the Credit Facility as of June 30, 1998. The Company is not currently in compliance with certain covenants in the Credit Facility. The Company continues to work with certain vendors to facilitate extended trade terms, thus reducing the Company's immediate cash requirements to meet established payments and other normal, recurring period expenses.

At June 30, 1998, the Company was not in compliance with the requirement of The Nasdaq Stock Market, Inc. for listing on The Nasdaq National Market (a distinct tier of The Nasdaq Stock Market, Inc.) that issuers must maintain minimum net tangible assets of $4.0 million (the "Minimum"). Such Minimum must be maintained in order for the Company to be listed on The Nasdaq National Market ("NMS"), pursuant to the National Association of Securities Dealers, Inc. ("NASD") Marketplace Rule 4420. On July 16, 1998, the Nasdaq Listings Qualification Panel (the "Panel") granted the Company's common stock listing on The Nasdaq SmallCap Market (the "Exchange"), which is another tier of The Nasdaq Stock Market, Inc. The Panel granted the Company listing pursuant to that Exchange's maintenance requirements pursuant to NASD Marketplace Rule 4450 with the exception that the Company make a public filing with the Securities and Exchange Commission on or before August 14, 1998, evidencing a minimum of $6.0 million in net tangible assets (the "Public Filing"). At such time, the Company must also demonstrate that it meets the continued listing requirements of NASD Marketplace Rule 4450 (the "Continued Listing Requirements"). One of the criteria for continued listing on the Exchange is that the Company's minimum bid price exceed $1.00 per share for an unspecified period of time. As of August 13, 1998, the Company's shares of common stock were trading below $1.00 per share. The Company must meet both the Public Filing requirement and the Continued Listing Requirements of the Exchange in order for its securities to continue to be traded on the Exchange. If the Company is unable to meet one of the aforementioned requirements for listing, the Company's shares may be delisted by the Exchange or further action may be required by the Panel. There can be no assurance that the Company will remain eligible for listing on the Exchange or on a like exchange in the future. If at some future date the Company's securities should cease to be listed on the Exchange, the shares may continue to be listed in the OTC-Bulletin Board.

On August 14, 1998, the Company entered into an agreement to sell its ownership interest in the assets relating to its Design Services Business to Actel for a purchase price of $5.4 million plus contingent payments to be paid over a three-year period on a quarterly basis based on the Design Services Business achieving certain profitability levels which payments shall not exceed $1.0 million in the aggregate. In addition, on that date, Actel purchased 300,000 shares of the Company's Series C Convertible Preferred Stock, par value $0.10, for an aggregate purchase price of $3,000,000, entered into a Product Marketing Agreement with the Company in which the Company sold certain distribution rights to Actel for an initial fee of $1.0 million and entered into a license agreement with the Company, pursuant to which the Company received, and Actel paid, a $1.0 million fee for such license. Finally, on July 31, 1998, the Company entered into a license agreement with Rohm Co., Ltd. for a fee of $2.5 million. The effect of these transactions was to increase the Company's net tangible assets as of June 30, 1998 on a pro forma basis to $10.4 million. The above mentioned transactions and resulting pro forma statements are more fully described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 1998.

The Company believes that the above mentioned agreements will provide sufficient cash to meet its short-term liquidity needs. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms when and as required by the Company.

FACTORS AFFECTING FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings made as of the date hereof.

FUTURE OPERATING RESULTS UNCERTAIN

The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses and experienced a loss for fiscal 1997. The Company continues to seek improvement in operating results primarily through the introduction of new products and marketing and sales efforts to increase revenue from existing FPGA products. In addition, the

Company is continuing its efforts to control the costs of operations and administration. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays in new product introductions, lack of market acceptance of new or existing products, cancellation or delays of customer orders, interruptions or delays in the supply of key components, changes in yields from manufacturing processes, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions in domestic or international markets. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs as well as the timing of orders by major customers may cause operating results to fluctuate substantially between quarters and between years.

MANAGEMENT OF CHANGING BUSINESS

The Company has shifted its business strategy from a provider of high performance verification products to a provider of high density, high performance programmable logic solutions, related development system software and design services. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demand on its systems and controls. The Company's ability to manage the continuing development of its programmable logic solutions business will require the Company to continue to change, expand and improve its operational, management and financial systems and controls and to expand its third party manufacturing capabilities. There can be no assurance that the Company will be successful in its efforts to accomplish these changes and effect these improvements.

VOLATILITY OF STOCK PRICE

The market price of the shares of the Company's common stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, manufacturing processes, announcements of technological innovations, introduction of new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the ASIC industry and other industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CAPITAL RESOURCES

The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and public offerings of the Company's common stock. If its existing cash, cash equivalents and short-term investments plus cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that the Company would be successful in obtaining these funds on acceptable terms when and if needed or that the sale of such equity or convertible debt securities will not substantially dilute the Company's existing stockholders' interests.

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

The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners, customers and service providers to remedy their own Year 2000 issues and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Number         Description
------         -----------
3.1                   Certificate of Incorporation, as amended (incorporated by
reference to Exhibit 3.1 to the Company's Annual Report 10-K for the year ended
December 31, 1997).

3.2                   Certificate of Designations of Preferred Stock of
GateField Corporation to be Designated Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual
Report 10-K for the year ended December 31, 1997).

3.3                   Certificate of Designations of Preferred Stock of
GateField Corporation to be Designated Series C Convertible Preferred Stock of the Company.

3.4                   Bylaws of the Company, as amended.

4.1                   See Exhibit 3.1 referenced above.

4.2                   See Exhibit 3.2 referenced above.

4.3                   See Exhibit 3.3 referenced above.

4.4                   See Exhibit 3.4 referenced above.

10.1                  1993 Stock Option Plan (incorporated by reference to
Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
333-42363) filed on December 16, 1997).

10.2                  1996 Stock Option Plan (incorporated by reference to
Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No.
333-42363) filed on July 31, 1998).

10.3                  1995 Stock Option Directors Plan for Non-Employee
Directors (incorporated by reference to Exhibit 4.3 to the Company's
Registration Statement on Form S-8 (File No. 333-42363) filed on December 16,
1997).




10.4 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No.
333-42363) filed on July 31, 1998).

10.5                  Employment, Confidential Information and Invention and
Assignment Agreement, between the Company and Douglas E. Klint, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.6 to the Company's
Annual Report 10-K for the year ended December 31, 1997).

10.6                  Employment, Confidential Information and Invention and
Assignment Agreement, between the Company and Stephen A. Flory, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.7 to the Company's
Annual Report 10-K for the year ended December 31, 1997).

10.7 Warrant Certificate for the purchase of 50,000 shares of Common Stock, dated July 28, 1997, issued to James R. Fiebiger
(incorporated by reference to Exhibit 10.8 to the Company's Annual Report
10-K for the year ended December 31, 1997).

10.8 Warrant Certificate for the purchase of 7,500 shares of Common Stock, dated November 25, 1997, issued to Benjamin Huberman
(incorporated by reference to Exhibit 10.9 to the Company's Annual Report
10-K for the year ended December 31, 1997).

10.9 Common Stock Purchase Warrant, dated August 21, 1997, issued to Halifax Fund L.P. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report 10-K for the year ended December 31, 1997).

10.10 Common Stock Purchase Warrant, dated August 21, 1997, issued to Capital Ventures International (incorporated by reference to Exhibit 10.11 to the Company's Annual Report 10-K for the year ended December
31, 1997).

10.11                 Form of Registration Rights Agreement, dated February
13, 1997 between the Company and each of Halifax Fund L.P. and Capital
Ventures International (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.12 Stock Purchase Agreement, dated November 10, 1997, between the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla
Faily Trust (incorporated by reference to Exhibit 10.13 to the Company's
Annual Report 10-K for the year ended December 31, 1997).

10.13 Registration Rights Agreement, dated November 10, 1997, between the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla
Faily Trust (incorporated by reference to Exhibit 10.14 to the Company's
Annual Report 10-K for the year ended December 31, 1997).

10.14                 Credit Loan and Security Agreement, entered into at
January 6, 1997, between the Company and Coast Business Credit, a division of
Southern Pacific Thrift and Loan Association (incorporated by reference to
Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1996).

10.15                 Lease, dated March 6, 1992, between the Company and
Renco Equities IV, relating to the premises at 47100 Bayside Parkway,
Fremont, California (incorporated by reference to Exhibit 10.16 to the Company's Annual Report 10-K for the year ended December 31, 1997).

10.16 Sub-Lease Agreement, dated October 27, 1997, between the Company and Mattson Technology, relating to the premises at 47100 Bayside
Parkway, Fremont, California (incorporated by reference to Exhibit 10.17 to the Company's Annual Report 10-K for the year ended December 31, 1997).

10.17                 SICAN/GateField Technology Agreement, dated September
23, 1993, between SICAN G.m.b.H. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


10.18                 License Agreement, dated October 22, 1997, between the
Company and Siemens Aktiengesellschaft (incorporated by reference to Exhibit
10.29 to the Company's Current Report on Form 8-K dated November 14, 1997).

10.19 Asset Purchase Agreement, dated April 14, 1997, between the Company and IKOS Systems, Inc., regarding the purchase of the Company's
LightSpeed product family by IKOS Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K dated April 15,
1997).

10.20 Asset Purchase Agreement, dated August 18, 1997, between the Company and IKOS Systems, Inc., regarding the purchase of the Company's XP and PXP hardware fault simulation product business by IKOS
Systems, Inc. (incorporated by reference to Exhibit 10.27 to the Company's
Current Report on 8-K, dated September 5, 1997).

10.21 Asset Purchase Agreement, dated August 20, 1997, between the Company and Test Systems Strategies, Inc., regarding the purchase of the Company's TDX software fault simulation and test business
(incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated September 5, 1997).

10.22                 Purchase Agreement, dated October 31, 1997, between the
Company, Zycad Japan (GateField) KK and Zycad TSS Inc., regarding the purchase of the maintenance business (incorporated by reference to Exhibit
10.24 to the Company's Annual Report 10-K for the year ended December 31,
1997).

10.23 Severance Agreement and General Release of All Claims, dated September 30, 1997, between the Company and Phillips W. Smith
(incorporated by reference to Exhibit 10.25 to the Company's Annual Report
10-K for the year ended December 31, 1997).

Exhibit 27.1 Article 5 of Regulation S-X, Financial Data Schedule for GateField Corporation for the quarter ended June 30, 1998.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GATEFIELD CORPORATION




                                        /s/  Timothy Saxe
                                        -------------------------------------
                                        Timothy Saxe
                                        President and Chief Operating Officer


                                        /s/  James B. Boyd
                                        -------------------------------------
                                        James B. Boyd
                                        Controller


Dated:  August 14, 1998