Form 10-K/A
period 1997-12-31
GATEFIELD CORP
filed 1998-11-19
CIK 727621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A

                           -------------------------

        X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     -------   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ------- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        Commission File Number: 0-13244

                           -------------------------

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   41-1404495
     (State of Incorporation)              (I.R.S. Employer Identification No.)

       47100 BAYSIDE PARKWAY                          (510) 623-4400
     FREMONT, CALIFORNIA 94538               (Registrant's telephone number,
(Address of principal executive offices)             including area code)

                                ------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.10 par value per Share


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

        Indicate by check mark if disclosure of delinquent fliers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KA or any amendment to this Form 10-KA. ( X )

The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1998, based upon the closing price of the Common Stock on the Nasdaq National Market on such date and assuming a market value of $4.5825 per share for the Series B Convertible Preferred Stock was approximately $44,931,943.

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

        This report contains 29 pages.

                                 Form 10-K/A
                               Amendment No. 1

        The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

Part II

        Item 6.  SELECTED FINANCIAL DATA

        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part IV

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

Exhibit 23.1 -- Consent of Independent Auditors, Deloitte & Touche LLP

Exhibit 27.1 -- Financial Data Schedule

PART II

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and shall be read in conjunction with "The Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 10-K as filed as of April 15, 1998 and with the financial statements, related notes and other financial information included elsewhere in this report.

                                                                  Years Ended December 31,
                                           -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       1997          1996           1995          1994          1993
--------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
------------------

Revenues                                   $ 15,792(e)    $ 33,577       $ 51,117(a)   $ 50,051(a)    $ 41,478

Gross profit                               $  4,889       $ 16,569       $ 33,624      $ 30,094       $ 24,769

Operating income (loss)                    $(16,715)      $(18,435)      $  2,550      $ (9,511)      $ (8,565)

Net income (loss)                          $(15,076)      $(21,376)      $  1,957      $ (9,748)(b)   $ (4,480)(c)

Net income (loss) per share- as restated   $  (0.73)(f)   $  (1.03)      $   0.09      $  (0.52)      $  (0.26)

Weighted average common shares and
   common share equivalents outstanding      30,303         20,655         20,904        18,598         16,908
--------------------------------------------------------------------------------------------------------------

YEAR END FINANCIAL DATA:
------------------------

Working capital (deficit)                  $    (47)      $ (1,240)      $  6,741      $  1,621       $  6,030

Total assets                               $ 11,256       $ 29,527(d)    $ 28,980      $ 29,825       $ 28,606

Long-term debt                             $     58       $  8,061       $  1,207      $  1,874       $     81
--------------------------------------------------------------------------------------------------------------

(a) Revenues, net income or loss and net income or loss per share for 1995 and 1994 included amounts related to a technology distributed by GateField and owned by a U.K. Company. Effective January 1, 1996, a joint venture was formed by the two companies. Consequently, specific revenues and costs related to this product will no longer be consolidated in GateField's financial statements (see Note 3 of Notes to Consolidated Financial Statements).

(b) The net loss in 1994 included a charge for asset write-downs and staff reductions of $6,800,000, primarily related to the Company's decision to discontinue selling the Paradigm ViP-TM- (VHDL instruction processor) product.

(c) The net loss in 1993 included $2,900,000 of staff reduction costs and asset write-downs and $3,900,000 of gain related to the sale of another company's common stock.

(d) Total assets included a reduction of the purchase price of Attest Software, Inc. in the quarter ended June 1996 of $345,000 relating to the value ascribed to GateField restricted stock issued to Attest shareholders.

(e) Revenues decreased in 1997 due to the sale of several product families (see Note 3 of Notes to Consolidated Financial Statements).

(f) As restated; see Note 11 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

  Consolidated Balance Sheets at December 31, 1997 (Restated) and 1996

  Consolidated Statements of Operations for the three years ended December 31, 1997 (Restated)

  Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 1997 (Restated)

  Consolidated Statements of Cash Flows for the three years ended December 31, 1997 (Restated)

  Notes to Consolidated Financial Statements

  Report of Deloitte & Touche LLP, Independent Auditor

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)
                           CONSOLIDATED BALANCE SHEET

                                                             December 31,
(In thousands, except share amounts)                       1997        1996
----------------------------------------------------------------------------
                                                      (As Restated
                                                        --Note II)
ASSETS
Current assets
   Cash and cash equivalents                            $  4,189    $  1,703
   Short-term investments                                     98         100
   Accounts receivable, less allowance for doubtful
     accounts of $528 in 1997 and $1,337 in 1996           2,763      12,088
   Inventories                                               735       2,664
   Other current assets                                      524         956
                                                        --------    --------
     Total current assets                                  8,309      17,511

Property and equipment, net                                2,660       5,101
Purchased technology                                          --       2,776
Other assets                                                 287       4,139
                                                        --------    --------
     Total assets                                       $ 11,256    $ 29,527
                                                        --------    --------
                                                        --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Bank financing                                       $     --    $  3,203
   Current portion of long-term obligations                  516       1,958
   Accounts payable                                        3,741       5,715
   Accrued expenses                                        3,118       5,345
   Deferred revenues                                         981       2,530
                                                        --------    --------
     Total current liabilities                             8,356      18,751

Subordinated convertible debenture notes                      --       7,342
Long-term obligations                                         58         719
Other long-term liabilities                                   13         146
                                                        --------    --------
     Total liabilities                                     8,427      26,958

Commitments and contingencies (Note 5)
Redeemable Preferred Stock
     $0.10 par value; 2,000,000 shares authorized;
     shares issued and outstanding: 1,000,000 in 1997      4,594          --
     and none in 1996 - at redemption value
Stockholders' equity
   Common stock
     $0.10 par value; 65,000,000 shares authorized;
     shares issued and outstanding: 36,222,326 in
     1997 and 23,226,444 in 1996                           3,622       2,323
   Additional paid-in capital                             72,642      55,784
   Accumulated translation adjustments                      (544)        (48)
   Accumulated deficit                                   (77,485)    (55,490)
                                                        --------    --------
     Total stockholders' equity (deficit)                 (1,765)      2,569
                                                        --------    --------
     Total liabilities and stockholders' equity         $ 11,256    $ 29,527
                                                        --------    --------
                                                        --------    --------

          See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended December 31,
(In thousands, except per share amounts)         1997        1996        1995
------------------------------------------------------------------------------

Revenues
  Product                                     $  5,385    $ 18,232    $ 28,422
  Service                                       10,407      15,345      22,695
                                              --------    --------    --------
    Total revenues                              15,792      33,577      51,117
                                              --------    --------    --------

Cost of revenues
  Product                                        6,421       8,439       6,407
  Service                                        4,482       8,569      11,086
                                              --------    --------    --------
    Total cost of revenues                      10,903      17,008      17,493
                                              --------    --------    --------

    Gross profit                                 4,889      16,569      33,624
                                              --------    --------    --------

Operating expenses
  Sales and marketing                            9,664      14,325      16,911
  Research and development                       7,854      15,783      11,263
  General and administrative                     4,086       4,896       2,900
                                              --------    --------    --------
    Total operating expenses                    21,604      35,004      31,074
                                              --------    --------    --------

Operating income (loss)                        (16,715)    (18,435)      2,550
                                              --------    --------    --------

Other income (expense)
  Interest expense, net                         (1,360)     (3,184)       (343)
  Other income (expense), net                    2,999         243        (250)
                                              --------    --------    --------
     Total other income (expense)                1,639      (2,941)       (593)
                                              --------    --------    --------

Net income (loss)                             $(15,076)   $(21,376)   $  1,957
                                              --------    --------    --------
                                              --------    --------    --------

Basic net income (loss) per share (a)         $  (0.73)   $  (1.03)   $   0.10
  (As restated-Note 11)                       --------    --------    --------
                                              --------    --------    --------

Diluted net income (loss) per share (a)       $  (0.73)   $  (1.03)   $   0.09
  (As restated-Note 11)                       --------    --------    --------
                                              --------    --------    --------

Basic weighted average shares outstanding       30,303      20,655      19,395
                                              --------    --------    --------
                                              --------    --------    --------

Diluted weighted average shares outstanding     30,303      20,655      20,904
                                              --------    --------    --------
                                              --------    --------    --------

  (a) Loss attributable to common stockholders used in computation of basic and diluted loss per share for the year ended December 31, 1997 was $21,995,000 (See Note 1)


 See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                               Common Stock
                                                       ------------------------------
                                                                            Additional             Accumulated
                                                                             Paid-In     Notes     Translation Accumulated
(In thousands)                                          Shares     Amount    Capital   Receivable  Adjustments  Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1995                               19,034   $  1,903   $ 46,739   $   (900)   $   (156)   $(36,071)   $ 11,515

Exercise of common stock
    options                                                636         64        877         --          --          --         941

Sale of common stock to
    employees                                               28          3         38         --          --          --          41

Issuance of common stock
    under warrants, net                                     54          5        183         --          --          --         188

Collection of note receivable
    from stockholder                                        --         --         --        900          --          --         900

Current translation adjustment                              --         --         --         --         137          --         137

Net income                                                  --         --         --         --          --       1,957       1,957
-----------------------------------------------------------------------------------------------------------------------------------

Balances, December  31, 1995                            19,752      1,975     47,837         --         (19)    (34,114)     15,679

Exercise of common stock
    options                                                370         37        609         --          --          --         646

Sale of common stock to
    employees                                               26          3         75         --          --          --          78

Issuance of common stock
    for purchase of Attest, net                            387         39      2,101         --          --          --       2,140

Issuance of common stock
    for debentures, net                                  2,691        269      5,162         --          --          --       5,431

Current translation adjustment                              --         --         --         --         (29)         --         (29)

Net loss                                                    --         --         --         --          --     (21,376)    (21,376)
-----------------------------------------------------------------------------------------------------------------------------------

Balances, December  31, 1996                            23,226      2,323     55,784         --         (48)    (55,490)      2,569

Exercise of common stock
    options                                                278         28        225         --          --          --         253

Compensation for accelerated
    vesting of stock options                                --         --         47         --          --          --          47

Sale of common stock to
    employees                                               93          9         70         --          --          --          79

Issuance of common stock
    to nonemployees for services                            55          5         65         --          --          --          70

Issuance of common stock
    for debentures, net                                  7,418        742      6,681         --          --          --        7,423

Accrued dividends on preferred stock                        --         --         --         --          --      (1,053)     (1,053)

Conversion of preferred stock to
    common stock                                         4,547        454      2,698         --          --          --       3,152

Issuance of common stock
    by exercise of warrants                                105         11         45         --          --          --          56

Subscribed common stock                                    500         50        711         --          --          --         761

Accretion of preferred stock                                --         --        5,866       --          --      (5,866)        --

Issuance of warrants                                        --         --          450       --          --          --         450

Current translation adjustment                              --         --         --         --        (496)         --        (496)

Net loss                                                    --         --         --         --          --     (15,076)    (15,076)
-----------------------------------------------------------------------------------------------------------------------------------

Balances, December  31, 1997                            36,222   $  3,622   $ 72,642   $     --    $   (544)   $(77,485)   $ (1,765)
(As restated-Note 11)
-----------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended December 31,
(in thousands)                                                                          1997        1996        1995
---------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income (loss)                                                                 $(15,076)   $(21,376)   $  1,957
   Reconciliation to net cash provided by (used in) operating activities
     Depreciation and amortization                                                      3,124       4,307       4,732
     Noncash subordinated convertible debt interest                                       678       2,773        --
     Asset write-downs and staff reductions                                              --          --           233
     Loss on disposition of property and equipment                                        722        --           226
     Gain on sale of assets, net                                                       (2,741)       --          --
     Stock compensation expense                                                             9        --          --
     Sales under capital leases                                                          (606)     (1,420)       (854)
     Collections under capital leases                                                     620         459         209
     Changes in assets and liabilities
       Accounts receivable                                                              9,543         724         845
       Inventories                                                                        143        (876)       (840)
       Other assets                                                                        31         (90)        382
       Accounts payable and accrued expenses                                           (5,951)      3,174        (966)
       Deferred revenues                                                               (1,549)       (292)       (527)
                                                                                     --------    --------    --------
         Net cash provided by (used in) in operating activities                       (11,053)    (12,617)      5,397
                                                                                     --------    --------    --------
Investing activities
   Property and equipment purchases, net                                               (1,568)     (1,773)     (1,775)
   Proceeds from sale of assets                                                        12,750        --          --
   Capitalized software                                                                  --        (1,698)     (1,683)
   Collection of notes receivable                                                        --          --         1,500
                                                                                     --------    --------    --------
         Net cash used in investing activities                                         11,182      (3,471)     (1,958)
                                                                                     --------    --------    --------
Financing activities
   Proceeds from issuance of convertible debenture notes, net                           3,500      10,000        --
   Proceeds from issuance of common stock                                                 458         724       1,170
   Proceeds from issuance of redeemable preferred stock                                 4,583        --          --
   Repurchase of preferred stock                                                       (1,827)       --          --
   Proceeds from subscribed stock                                                         761        --          --
   Proceeds from warrants                                                                 450        --          --
   Bank financing, net                                                                 (3,203)      3,203      (2,897)
   Borrowings under debt obligations                                                      199         882         217
   Repayments of debt obligations                                                      (2,161)       (930)     (1,084)
                                                                                     --------    --------    --------
         Net cash provided by (used in) financing activities                            2,760      13,879      (2,594)
                                                                                     --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents                             (403)        190          16
                                                                                     --------    --------    --------

Net change in cash and cash equivalents                                                 2,486      (2,019)        861

Cash and cash equivalents, beginning of year                                            1,703       3,722       2,861
                                                                                     --------    --------    --------

Cash and cash equivalents, end of year                                               $  4,189    $  1,703    $  3,722
                                                                                     --------    --------    --------

Supplemental disclosure of cash flow information
   Noncash activities
     Common stock issued for convertible debentures                                  $  7,423    $  5,431    $   --
     Preferred stock issued for convertible debentures                               $  3,937    $   --      $   --
     Accretion of redeemable preferred stock (As restated--Note 11)                  $  5,866    $   --      $   --
     Accrued dividends on preferred stock                                            $  1,053    $   --      $   --
     Common stock issued for preferred stock                                         $  3,152    $   --      $   --
     Common stock issued for the acquisition of all the
       outstanding shares of Attest Software, Inc.                                   $   --      $  2,140    $   --
     Promissory notes issued in exchange for reduction of
       accounts payable                                                              $   --      $    901    $   --
     Equipment acquired under capital leases                                         $     19    $    490    $  229
   Cash activities
     Cash paid during the year for interest                                          $    363    $    471    $  562

     See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

    GateField Corporation, formerly Zycad Corporation, (the Company), based in Fremont, California, designs, develops and markets logic solutions in high-density reprogrammable ASIC technology (ProASIC-TM-) with related development system software. During 1997, the Company disposed of its verification and simulation businesses (see Note 3). The Company also provides system engineering services and custom solutions to military, aerospace and commercial companies, primarily in the U.S., Asia and Europe.

    The Company incurred a loss of $15,076,000 in 1997 and had working capital deficit of $47,000 as of year-end. Management's plan to sustain operations in 1998 includes an increased level of revenue relative to expenses and obtaining additional financing. In January 1998, the Company sold $4,583,000 of its Common Stock as part of this plan (See Note 10).

    At December 31, 1997, the Company was not in compliance with the requirement of the Nasdaq National Market (a distinct tier of the Nasdaq Stock Market) to maintain minimum net tangible assets (as defined) of $4,000,000. However, with the sale of Common Stock in January 1998 the Company met the compliance requirements. (See Note 10 for subsequent events relating to stock market delisting).

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiaries is the local currency.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, inventory valuation reserves, warranty costs, sales returns and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

    Short-term investments consist of Certificates of Deposit, stated at cost plus accrued interest, which approximates market.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests only in high credit quality short-term debt investments and limits the amount of credit exposure to any one entity. The majority of the Company's trade accounts receivables are derived from sales to manufacturers in the semiconductor, computer, military and aerospace industries. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company maintains reserves for estimated potential credit losses.

INVENTORIES

    Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Equipment acquired under capital lease obligations is stated at the lower of fair value or the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization is provided over the estimated useful lives of the assets or over the life of the lease, as applicable, using the straight-line method. The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of this standard had no effect on the Company's financial condition or results of operations.

CAPITALIZED SOFTWARE

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed". Amortization of capitalized software development costs begins upon initial product shipment. Software development costs are amortized (a) over the estimated life of the related product, generally thirty-six months, using the straight-line method, or (b) based on the ratio of current revenues from the related products to total estimated revenues for such products, whichever is greater.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". The Company has presented the pro forma disclosures of compensation expense under the fair value provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" in Note 9.

REVENUE RECOGNITION

    The Company generally recognizes product revenues at the time of shipment, but may delay revenue recognition until products are installed or accepted, depending on the particular product and contract terms. Design and verification service revenues are recognized as the services are performed. Revenues from the sale of maintenance contracts are recognized over the term of the respective contract.

INCOME TAXES

    The Company follows Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires an asset and liability approach to account for income taxes and requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards.

NET INCOME (LOSS) PER SHARE

    In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. In the computation of loss per share, loss attributable to common stockholders includes the accretion of Series B Preferred Stock totaling $5,866,000 and the accrual of dividends on Series A Preferred Stock totaling $1,053,000 in 1997. EPS for all periods have been computed in accordance with SFAS No. 128.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows.

NOTE 2: PURCHASED TECHNOLOGY

     In June 1996, the Company acquired Attest Software, Inc. (Attest), located in Santa Clara, California, in exchange for approximately 387,000 shares of the Company's Common Stock, valued at approximately $2,140,000, for all the outstanding Common Stock of Attest. This transaction was accounted for as a purchase; accordingly, the operations of Attest have been included in the consolidated results of the Company since the day of acquisition. The operating results of Attest prior to the acquisition were not significant. As part of this transaction, the technology purchased, used for fault simulation and automatic test pattern generation tools, was valued at $2,055,000 which is being amortized over seven years. Accumulated amortization was $165,000 at December 31, 1996. In August 1997, the Company sold these assets related to the TDX product line (see Note 3).

NOTE 3:  SALE OF ASSETS

DISPOSITION OF THE VERIFICATION PRODUCT FAMILY

    In August 1997, the Company sold its assets relating to its verification business, excluding the maintenance and support business, for a total of $4,450,000, of which $4,250,000 was received as of December 31, 1997. As defined in the purchase agreement, all of the rights, title and interest to the intangible assets of the XP and PXP hardware fault simulation product business were sold for $2,200,000. In a separate agreement, all of the assets of the Attest business were sold for $2,250,000. See table below for details of the transaction.

DISPOSITION OF THE LIGHTSPEED PRODUCT FAMILY

    In April 1997, the Company sold its software and hardware simulation technology relating to its LightSpeed product family for $5,000,000. Revenues in 1997 were nominal. See table below for details of the transaction.

SALE OF QUALITY SYSTEMS SOFTWARE, INC.

    The 1995 financial statements of the Company include service revenues of $5,400,000 with a gross profit of $3,700,000 and operating income of $1,600,000 for the activities related to the distribution of third party owned technology, DOORS. In January 1996, the Company and Quality Systems Software, Ltd. (QSS Ltd.), an U.K. company and owner of the DOORS technology, established a joint venture, QSS Inc., to continue the distribution operations of the DOORS technology and other products in the North American market. In January 1997, QSS Inc. was restructured such that QSS Ltd. became a subsidiary of QSS Inc. in which the Company owned a 22% interest. In May 1997, the Company sold its interest in QSS Inc. for $3,500,000.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 3: SALE OF ASSETS (Continued)

    The details of these transactions are as follows (in thousands):

                                                       December 31,
                                           ------------------------------------
                                              1997          1996         1995
                                           ---------     ---------     --------
Net income (loss)          As reported     $ (15,076)    $ (21,376)    $  1,957
                           Pro forma       $ (15,913)    $ (22,280)    $  1,793

Diluted net income (loss)  As reported     $   (0.73)    $   (1.03)    $   0.09
     per share             Pro forma       $   (0.76)    $   (1.08)    $   0.09


  When the Company sold its rights, title, and interest in the assets of the XP and PXP hardware fault simulation product, the related maintenance contracts were transferred to Zycad TSS Corporation in October 1997 for future royalties. Zycad TSS is a company formed by former employees of the Company to perform maintenance services. The agreement with Zycad TSS entitles the Company to receive 30% of all domestic XP/PXP maintenance revenue in the first two years and 10% in the third year. In addition, the Company is generally entitled to receive 40% of Japanese revenues for the first five years up to a $1.8 million and then 10% thereafter.

NOTE 4:  BANK FINANCING AND LONG-TERM DEBT

LOAN AGREEMENT

    In January 1997 the Company entered into a loan and security agreement for working capital purposes. The Company may borrow up to $5,000,000 against its accounts receivable, based on 80% of eligible receivables. The Agreement earns interest at the bank's prime rate plus 2.25% and matures in January 1999. The Company is not currently in compliance with certain covenants as required in the agreement. There is no outstanding balance under the Agreement as of December 31, 1997. The Company has received a waiver from the Bank through March 31, 1998.

TERM LOANS

    In 1995 and 1996, the Company entered into long-term loan agreements totaling $2,179,000 that bear interest rates of 10.66% to 15.33% and mature over 36 months. These loans are secured by specific capital assets. At December 31, 1997, the balance outstanding under these loans was $96,000 due in 1998. In 1996, the Company obtained promissory notes totaling $901,000 from key vendors that bear interest rates from 12% to 18%. In 1997, an additional note of $194,000 was obtained which bears interest at 18%, and $972,000 was repaid on the outstanding notes. At December 31, 1997, $124,000 remains payable.

SUBORDINATED CONVERTIBLE DEBENTURE NOTES

    In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the Notes) to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes are convertible at the option of the noteholders (subject to the maximum share limitations set forth below) into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. At December 31, 1997 there was no outstanding balance on the Notes and approximately 10,109,000 shares of Common Stock have been issued upon conversion of the Notes.

    The conversion of the Notes at 80% to 85% of the average closing bid price of the Company's Common Stock results in the Notes being issued at a 15% to 20% discount (the Conversion Discount). The Conversion Discount of $2,500,000 was recognized during 1996 by the Company as non-cash interest expense from the date of issuance through the date the security was most favorably convertible to the noteholders, with a corresponding increase to the original principal amount of the Notes. In addition, the stated 6% annual interest is being recognized ratably over the term of the Notes. During the year ended December 31, 1997, a total of $240,000 was recorded as interest expense relating to the Notes.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4:  BANK FINANCING AND LONG-TERM DEBT  (Continued)

    As required as part of the Notes agreement in 1996, the Company issued 2 1/2 year warrants to purchase 59,500 shares of Common Stock at an exercise price of $10 per share. The warrants are redeemable by the Company for $0.01 for each 10,000-share warrant if the Company's stock price is above $12. No value was assigned to the warrants as the value was deemed to be nominal. During 1997, an aggregate of $7,414,000 ($5,700,000 of the original principal of the Notes and $1,714,000 of accrued interest) had been converted into 7,418,000 shares of Common Stock. During 1996, an aggregate of $5,431,000 ($4,300,000 of the original principal of the Notes and $1,131,000 of accrued interest) had been converted into 2,691,000 shares of Common Stock.

    In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debenture (the Debentures) with warrants to purchase 500,000 shares of Common Stock at $2.25 per share. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a discount up to 20% from market price (the Conversion Discount). In May 1997, the Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock having an aggregate stated value of $3,500,000. The conversion terms of the Preferred Stock were effectively the same as the conversion terms of the original Debentures. During the year ended December 31, 1997, a total of $438,000 was recorded as interest expense relating to the Debentures and $438,000 was recorded as accrued dividends on the Series A Convertible Preferred Stock. The interest expense and dividend principally include a charge for the Conversion Discount. During 1997, 51,972 shares of the Series A Preferred Stock had been converted to 4,546,928 shares of the Company's Common Stock. In August 1997, the Company redeemed all of the remaining outstanding shares of the Company's Convertible Series A Preferred Stock for $1,827,000 and all of the outstanding warrants were exchanged for 350,000 warrants for the Company's Common Stock at an exercise price of $0.53 per share. In September 1997, 105,000 of the warrants were exercised for $56,000.

NOTE 5:  LEASES AND COMMITMENTS

    The Company leases its facilities and other equipment under operating lease agreements, which expire at various dates through 2002. The Company also leases certain manufacturing equipment under capital leases that expire in 1999. Approximate future minimum lease payments under these leases are as follows (in thousands):

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 5:  LEASES AND COMMITMENTS  (Continued)

                                                                 Capital               Operating
Year                                                              Leases                 Leases
---------------------------------------------------------------------------------------------------------
1998                                                               $ 346                  $ 966
1999                                                                  58                    551
2000                                                                   2                    131
2001                                                                   -                    136
2002                                                                   -                    140
Thereafter                                                             -                     12
---------------------------------------------------------------------------------------------------------
                                                                     406                $ 1,936
                                                          -----------------------    --------------------
                                                          -----------------------    --------------------
Less amount representing
     imputed interest                                                 52
                                                          -----------------------
                                                                     354
Less current portion                                                 296
                                                          -----------------------
                                                                   $  58
                                                          -----------------------
                                                          -----------------------



    Accumulated depreciation of equipment under capital leases totaled $620,000 and $561,000 at December 31, 1997 and 1996, respectively.
Depreciation expense on equipment under capital leases was $203,000 in 1997, $264,000 in 1996 and $204,000 in 1995.

    The Company leases office facilities under operating leases. Rent expense of $1,582,000, $1,732,000 and $1,602,000 was incurred in 1997, 1996, and 1995, respectively.

NOTE 6:  SELECTED BALANCE SHEET INFORMATION

Selected Balance Sheet information is summarized as follows (in thousands):


December 31,                               1997        1996
-----------------------------------------------------------
Accounts receivable
   Accounts receivable                 $  3,170    $ 12,344
   Current portion lease receivables        121       1,081
   Less allowance for doubtful
     accounts                              (528)     (1,337)
                                       --------    --------
                                       $  2,763    $ 12,088
                                       --------    --------
                                       --------    --------

Inventories
   Raw materials and supplies          $    306    $  2,045
   Finished goods                           429         619
                                       --------    --------
                                       $    735    $  2,664
                                       --------    --------
                                       --------    --------

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 6:  SELECTED BALANCE SHEET INFORMATION  (Continued)


                                            December 31,
                                     ----------------------------
                                             1997        1996
                                     ----------------------------
Property and equipment
   Engineering, manufacturing, and
       general office equipment      $      4,260    $     18,842
   Leasehold improvements                   1,539           1,559
   Equipment under capital lease            1,085           1,714
                                     ------------    ------------
                                            6,884          22,115

   Less accumulated depreciation
       and amortization                    (4,224)        (17,014)
                                     ------------    ------------
                                     $      2,660    $      5,101
                                     ------------    ------------
                                     ------------    ------------
Other Long-Term Assets
   Capitalized software              $       --      $      6,208
   Accumulated amortization                  --            (2,799)
                                     ------------    ------------
                                             --             3,409
   Long-term portion of
       employee loans                           9              25
   Long-term portion of
       lease receivables                     --               348
   Other assets                               278             357
                                     ------------    ------------
                                     $        287    $      4,139
                                     ------------    ------------
                                     ------------    ------------
Accrued expenses
   Salaries and commissions          $      1,023    $      1,771
   Warranty expense                           151             550
   Other accrued expenses                   1,944           3,024
                                     ------------    ------------
                                     $      3,118    $      5,345
                                     ------------    ------------
                                     ------------    ------------

     Included in accounts payable at December 31, 1997 is $1,667,000 due to a supplier which is in dispute. During 1998, the Company has paid $500,000 and intends to renegotiate the balance.

                           GATEFIELD CORPORATION
                        (Formerly Zycad Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:  INCOME TAXES

    The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal rate to income or loss before taxes as follows (in thousands):


                                                                  Years Ended December 31,
                                             --------------------------------------------------------------------
                                                     1997                     1996                   1995
                                             ---------------------    ---------------------    ------------------
    Provision (benefit) at
        statutory rate                             $ (4,667)                $ (7,482)              $   757
    Foreign losses not
        currently utilizable                             33                      217                    21
    Increase (decrease) in
        valuation allowance
        for reversing temporary
        differences                                    (326)                      -                  (1,056)
    Domestic losses not
        currently utilizable                          4,700                    6,986                    164
    Other                                               260                      279                    114
                                             ---------------------    ---------------------    ------------------
                                                   $     -                  $     -                $     -
                                             ---------------------    ---------------------    ------------------
                                             ---------------------    ---------------------    ------------------

    The Company was not required to pay income taxes in 1997, 1996 or 1995 due to its net operating loss carryforwards.

    Significant components of the Company's deferred tax asset are as follows (in thousands):

                                           December 31,
                                     -----------------------
                                         1997          1996
                                     ---------    ----------
Deferred tax asset
  Net operating loss carryforwards   $  21,362    $   18,112
  Tax credit carryforwards               3,422         3,114
  Capitalized software and
   other research and development          893          (933)
  Tax basis depreciation                 1,391         1,411
  Accruals and reserves
   recognized in different
   periods                               1,108         2,340
  Other                                      7            80
  Valuation allowance                  (28,183)      (24,124)
                                     ---------    ----------
                                     $            $
                                     ---------    ----------
                                     ---------    ----------

    The valuation allowance was established due to uncertainty regarding the utilization of the net operating loss carryforwards. The net change in valuation allowance was an increase of $4,059,000, an increase of $8,804,000 and a decrease of $991,000 in 1997, 1996 and 1995, respectively.

    Net pretax foreign income (losses) were ($93,000), ($620,000) and $185,000 in 1997, 1996 and 1995, respectively. The Company intends to indefinitely reinvest the unremitted earnings of its foreign subsidiaries. The Company has net operating loss

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:  INCOME TAXES (Continued)

carryforwards of approximately $58,000,000 for federal tax purposes that will begin to expire in 2005. State operating loss carryforwards expires as follows:
$335,000 in 1998, $30,000 in 1999, $94,000 in 2000, $6,113,000 in 2001 and
$3,672,000 in the year 2002. The Company's tax credit carryforwards of $2,872,000 and $550,000 available to reduce future federal and California income taxes, respectively. These credits will expire beginning in 1999. The Company also has foreign net operating loss carryforwards of approximately $3,600,000 that may be used to offset future foreign taxable income.

    The Tax Reform Act of 1986 and California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. If there should be such a change, the Company's ability to utilize the stated carryforwards could be significantly limited.

NOTE 8:  GEOGRAPHIC SEGMENT INFORMATION

    Information concerning the Company's operations by geographic area is as follows:

    Net revenues to unaffiliated customers by geographic region (in thousands):

                  1997     1996     1996
                -------  -------  -------
United States   $ 9,854  $25,396  $42,107
Europe            1,556    2,307    4,355
Japan             4,382    5,784    4,655
                -------  -------  -------
                $15,792  $33,577  $51,117
                -------  -------  -------
                -------  -------  -------

    The amounts reported for Europe and Japan reflect amounts sold by foreign subsidiaries. Included in the domestic revenue amounts are sales directly to Japan and other Asian countries amounting to $1,648,000 in 1997, $2,116,000 in 1996 and $6,100,000 in 1995. Outside the United States, the Company operates three subsidiaries in Europe, one subsidiary in Japan and also supports a branch office in Taiwan. For the years ended December 31, 1997, 1996 and 1995, export sales (including sales by foreign subsidiaries), principally to Europe and Japan, comprised approximately 38%, 31% and 30% of consolidated revenues, respectively. During 1997, 1996 and 1995, one customer accounted for 16%, 10% and 17% of consolidated revenues, respectively.

Operating results and identifiable assets by geographic location are as follows (in thousands):

                              1997         1996        1995
                          ----------   ----------   ---------
Operating income (loss)
  United States           $  (16,218)  $  (17,338)  $   2,836
  Europe                        (651)        (861)       (383)
  Japan                          154         (236)         97
                          ----------   ----------   ---------
                          $  (16,715)  $  (18,435)  $   2,550
                          ----------   ----------   ---------
                          ----------   ----------   ---------

                              1997         1996        1995
                          ----------   ----------   ---------
Identifiable assets
  United States           $    7,886   $   25,324   $  25,040
  Europe                       1,344        2,171       2,785
  Japan                        2,026        2,032       2,155
                          ----------   ----------   ---------
                          $   11,256   $   29,527   $  29,980
                          ----------   ----------   ---------
                          ----------   ----------   ---------

                         GATEFIELD CORPORATION
                      (Formerly Zycad Corporation)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  STOCKHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

    On November 10, 1997 the Board of Directors authorized the designation of 1,000,000 shares of series preferred stock, par value $0.10 per share, as Series B Preferred Stock ("Series B Preferred Stock"). In November 1997, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock for $4.583 million. Each share is convertible into 4.5825 shares of Common Stock at the discretion of the holder and accrues a dividend of $0.137475 per share per annum. Additionally, under the terms of the Stock Purchase Agreement, the Company is committed to issue 4,582,500 shares of Common Stock. The preferred stock agreement requires the Company amongst other matters, to maintain a listing on a public market (as defined). In the event of default, the holders of the Series B Preferred Stock can redeem the preferred stock at a redemption price of $4,5825 in cash per share plus accrued and unpaid dividends thereon or be convertible, at the option of the holder, into 6.11 shares of Common Stock. In addition, the holders of outstanding shares of Series B Preferred Stock are entitled to vote as a separate class with respect to certain actions (as defined by the preferred stock agreement) by the Company. The Company has granted demand registration rights for the common stock to be issued pursuant to the conversion. The calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock was allocated to a accumulated deficit and accreted to additional paid in capital. (See Note 10).

COMMON STOCK

    The Company's Certificate of Incorporation was duly amended by a proposal by the Board of Directors on November 10, 1997 and by vote of the stockholders at the Annual Meeting of Stockholders on December 15, 1997, to increase the Company's Common Stock from 40,000,000 shares to 65,000,000 shares of Common Stock authorized at $0.10 par value. At December 31, 1997 there were 36,222,326 shares of the Company's Common Stock outstanding including 500,000 unissued shares of subscribed stock.

    In October 1997, the Company entered into a $3,250,000 Strategic Partnership Agreement which principal terms included the delivery of technology, software, equipment, engineering services, a warrant to purchase Common Stock and 500,000 shares of Common Stock. The Company has valued the Common Stock at $761,000 and the warrant to purchase common stock at $450,000 (see Warrants). At December 31, 1997, subscribed stock represents cash received for this Common Stock, which has not been issued as of that date. The remaining approximate $750,000 under the agreement will be recognized in 1998 as the Company completes the terms of the agreement.

STOCK COMPENSATION PLANS

    The 1984 Stock Option Plan (the "1984 Plan"), as amended, provides for 4,000,000 shares of Common Stock to be issued under the 1984 Plan. The 1984 Plan terminated in March 1994 and no further options may be granted under this plan.

    The 1993 Stock Option Plan (the "1993 Plan"), as amended, provides for 3,000,000 shares of Common Stock to be issued under the 1993 Plan.

    The 1996 Stock Option Plan (the "1996 Plan"), as amended, provides for 750,000 shares of Common Stock to be issued under the 1996 Plan.

    Under the Company's stock option Plans, incentive stock options granted must have a per share exercise price of not less than the fair market value per share at the date of grant. Non-qualified stock options may be granted at such price as may be determined by the Board of Directors. Dependent upon the Plan, options generally vest at specific intervals over a three to four year period and expire eight to ten years after the grant date. In the event of termination, the Company has the right to cancel any vested options not exercised within 90 days of termination.

    During 1995, stockholders approved a Non-Employee Directors' stock option plan (the "Director Option Plan") whereby 200,000 shares of Common Stock have been reserved for issuance. Under the Company's Director Option Plan, each non-employee director initially elected to the Board of Directors in the future will be granted an option, upon his or her initial election

                         GATEFIELD CORPORATION
                      (Formerly Zycad Corporation)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  STOCKHOLDERS' EQUITY (Continued)

as a director, to purchase 15,000 shares of Common Stock. Each non-employee director is also entitled to receive an option for 7,500 shares on the date of each Annual Meeting of Stockholders. All options granted under the Director Option Plan have or will have an exercise price equal to the fair market value of the Common Stock on the date of grant, will vest over a two-year period, provided the option holder continues to serve as a director of the Company, and will expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). The Company granted 22,500 options to purchase Common Stock at $1.50 per share to Directors in 1997.

    In July 1997, the Board of Directors authorized the exchange of outstanding stock options held by all employees for new options with an exercise price of $0.47 per share, the fair market value of the Common Stock on such date. In return, participating employees who chose to exchange their options agreed to accept stock options which will vest on a quarterly basis upon achievement of certain management goals to be established quarterly for each such employee, or in any event, in July 1999, should the employee still be employed by the Company. Options covering a total of 1,744,099 shares were exchanged under this program. The effect of such exchange reduced the weighted average exercise price of the outstanding options from $1.79 to $.80 per share.

    In October 1996, the Company agreed to exchange outstanding options to purchase the Company's Common Stock held by all employees for an equal number of options with an exercise price of $1.63, the then-current fair market value of the Company's Common Stock. In return, participating employees who chose to exchange their options agreed to accept stock options which will vest on a quarterly basis upon achievement of certain management goals to be established quarterly for each such employee, or in any event, in October 2000, should the employee still be employed by the Company. Options covering a total of 1,040,100 shares were exchanged under this program. The effect of such exchange reduced the weighted average exercise price of the outstanding options from $3.24 to $1.90 per share. The effects of these exchanges in 1997 and 1996 have been included in the accompanying table as options granted and cancelled.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option of similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period.

    The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Had compensation cost for the Company's various stock option plans been determined consistent with SFAS No. 123, the Company's net income or loss and diluted net income or loss per share would have been changed to the pro forma amounts indicated below (in thousands, except net income or loss per share amounts):

                                                  December 31,
                                          -----------------------------
                                             1997       1996     1995
                                          --------   --------   -------
Net income (loss)          As reported    $(15,076)  $(21,376)  $ 1,957
                           Pro forma      $(15,913)  $(22,280)  $ 1,793

diluted net income (loss)  As reported    $  (0.73)  $  (1.03)  $  0.09
       per share           Pro forma      $  (0.76)  $  (1.08)  $  0.09

                           GATEFIELD CORPORATION
                        (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  STOCKHOLDERS' EQUITY (Continued)

    The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995 respectively; expected volatility of 145% for 1997, 90% for 1996 and 84% for 1995, risk-free interest rates of 5.91%, 6.07%, and 6.16% for 1997, 1996, and 1995 respectively, and expected lives of 3.5 years from the grant date for 1997, 1996 and 1995.

Options under the employee stock option plans have been granted, exercised and cancelled as follows:


                                                  Options Outstanding
                                               -------------------------
                                                              Weighted-
                                Shares                         Average
                               Available                      Exercise
                               for grant        Shares          Price
                              -----------      ----------      ---------
Balance,
January 1, 1995                   917,650       2,398,323      $   1.868
Additional shares
  authorized                    1,500,000               -             -
Granted                        (1,538,826)      1,538,826          4.347
Exercised                               -        (634,983)         1.472
Cancelled                         221,190        (428,262)         2.060
                              -----------      ----------      ---------
Balance,
December 31, 1995               1,100,014       2,873,904          3.254
Additional shares
  authorized                      750,000               -             -
Granted                        (2,311,120)      2,311,120          2.353
Exercised                               -        (369,877)         1.531
Cancelled                       1,517,026      (1,517,026)         5.286
                              -----------      ----------      ---------
Balance,
December 31, 1996               1,055,920       3,298,121          1.881
Additional shares
  authorized                            -               -             -
Granted                        (3,743,196)      3,743,196          0.417
Exercised                               -        (278,002)         1.365
Cancelled                       3,360,346      (3,360,346)         1.659
                              -----------      ----------      ---------
Balance
December 31, 1997                 673,070       3,402,969      $   0.678
                              -----------      ----------      ---------
                              -----------      ----------      ---------

     The weighted average per share fair value of the stock options granted in 1997, 1996 and 1995 was $0.42, $1.54 and $2.68, respectively. At December 31,
1997, 1996 and 1995, outstanding options under the employees stock option plans were exercisable for 1,423,209, 1,065,835 and 1,067,024 shares respectively. All outstanding options are nonqualified options.

                            GATEFIELD CORPORATION
                         (Formerly Zycad Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  STOCKHOLDERS' EQUITY (Continued)

The following tables summarize information about stock options outstanding at December 31, 1997:

                              Options Ountstanding
                         ----------------------------
                                        Weighted-avg.
Exercise Price              Number        Remaining
--------------           Outstanding     Contractual
 From       To           at 12/31/97        Life
------    ------         -----------    -------------
$ 0.47    $ 1.00           3,040,519        6.90
$ 1.31    $ 1.50              48,500        9.91
$ 1.56    $ 2.06             263,950        4.81
$ 2.38    $ 3.50              50,000        5.42
------    ------         -----------    -------------
$ 0.47    $ 3.50           3,402,969        6.76
------    ------         -----------    -------------
------    ------         -----------    -------------

                              Options Exercisable
                         ----------------------------
Exercise Price              Number      Weighted-avg.
--------------           Outstanding       Exercise
 From       To           at 12/31/97        Price
------    ------         -----------    -------------
$ 0.47    $ 1.00           1,175,926    $   0.610
$ 1.31    $ 1.50                   -           -
$ 1.56    $ 2.06             213,950        2.060
$ 2.38    $ 3.50              33,333        2.630
------    ------         -----------    -------------
$ 0.47    $ 3.50           1,423,209    $   0.870
------    ------         -----------    -------------
------    ------         -----------    -------------

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  STOCKHOLDERS' EQUITY (Continued)

EMPLOYEE STOCK PURCHASE PLAN

    Through the Company's Employee Stock Purchase Plan, eligible employees of the Company may purchase Common Stock at the fair market value of the stock at the beginning or end of each offering period (calendar quarters), whichever is lower. Each participant may contribute from 3% to 10% of total compensation, up to a limit of $25,000 annually. Additionally, each participant is prohibited from owning more than 5% of the Company's Common Stock. In December 1995, an additional 200,000 shares of Common Stock were made available for purchase under this plan, of which 105,635 shares were issued at December 31, 1997. During 1997, 92,747 shares were purchased for prices ranging from $0.56 to $1.66 with an average price of $1.04 per share and 13,025 shares were issued in January 1998 related to 1997 purchases. At December 31, 1997, 94,365 shares were reserved for future issuance under the Purchase Plan. The fair value of the 1997 awards was not considered significant.

EMPLOYEE 401(K) PLAN

    Through the Company's elective 401(k) savings plan, eligible U.S. employees of the Company may contribute up to 17.6% of their pre-tax earnings, subject to current IRS restrictions. Under the plan, the Company may make discretionary matching contributions up to $1,500 of 25% of an employee's contributions. The participants vest in the Company's contribution over five years. Company contributions to this plan were $161,000 in 1997, $200,000 in 1996 and $198,000 in 1995.

WARRANTS

    At December 31, 1997, total warrants outstanding were 4,535,584. Purchase price of the securities subject to these warrants range from $.47 to $10.00 and they expire at various dates through July 2005.

    In connection with the Series B Preferred Stock financing pursuant to the November 1997 Stock Purchase Agreement, the Company agreed to issue warrants to purchase 997,751 shares of common stock at $1.00 per share. The warrants will terminate upon the approval by the stockholders of an increase in the Company's authorized common stock and the closing of the common stock financing contemplated by the agreement. Both these conditions were satisfied by January 1998, accordingly these warrants expired at that date.

    During October 1997, the Company entered into a licensing agreement under which the Company granted a stock warrant to purchase 9.9% of its outstanding shares of Common Stock to a strategic partner for an exercise price equal to 80% of the Market Price of the Company's Common Stock on the trading day immediately prior to the date of exercise, subject to a minimum exercise price of $1.00 per share. Market Price is defined as the last trade price for common stock as reported on Nasdaq. In the event that the strategic partner's interest is decreased to less than 9.9% by future equity offerings, they will have the right to increase the stock warrant for additional shares at the same conditions as the equity offering such to maintain its 9.9% interest in the Company. The term of this warrant is for five years and is exercisable as follows: the first 1/3 shares after 6 months, an additional 1/3 shares after 12 months, and the final 1/3 after 18 months.

    In July 1997, the Board of Directors approved the exchange of Common Stock warrants and nonqualifying stock options held by certain directors for new Common Stock warrants to purchase 202,595 shares of Common Stock at an exercise price of $0.47 per shares, the fair market value of the common stock on that date of exchange. The effect of such exchange reduced the weighted average exercise price of the warrants and nonqualifying options from $1.97 to $0.47 per share. In November 1997, a director was issued warrants to purchase 7,500 shares of Common Stock at an exercise price of $1.44 per share. In February 1998, certain directors exercised their warrants for 137,595 shares of Common Stock.

    During 1996, 59,500 warrants were issued relating to the subordinated convertible debenture note. No warrants were exercised or cancelled in 1996.

    In 1995, warrants for 53,860 shares were exercised and warrants for 32,058 issued in prior years were cancelled.

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 10:  SUBSEQUENT EVENTS

SALE OF COMMON STOCK

    In January 1998, the Company issued 4,582,500 shares of Common Stock to an outside investor for an aggregate purchase price of $4.583 million pursuant to a Stock Purchase Agreement entered into in November 1997. The issuance of Common Stock completes the second and final phase of the private placement of securities contemplated by the Agreement.

STOCK MARKET LISTING

At December 31, 1997, the Company was not in compliance with the requirement of the Nasdaq Stock Market (NASD) for listing on the Nasdaq National Market (a distinct tier of the Nasdaq Stock Market) to maintain minimum net tangible assets (as defined) of $4.0 million. Effective July 16, 1998 the Nasdaq Listings Qualification Panel granted the Company's Common Stock a listing on the Nasdaq SmallCap Market, which is another tier of the Nasdaq Stock Market. The Panel granted the listing pursuant to that Market's maintenance requirements and with the exception that the Company must make a public filing with the Securities and Exchange Commission on or before August 14, 1998 evidencing a minimum of $6.0 million in net tangible assets. On August 14, 1998 the Company filed a Form 8-K evidencing it had complied with the net tangible asset requirement principally achieved through a business relationship with Actel Corporation which included the sale of $3.0 million of Series C Convertible Preferred Stock. Effective September 17, 1998 the Company's stock was delisted from The Nasdaq SmallCap Market for failure to meet the on-going minimum bid price requirement. Since that time, the Company's stock has traded on the OTC Bulletin Board. As a result of the delisting, the Company's Series B Preferred Stock became redeemable at the option of the holders thereof, to the extent permitted by applicable law. In October 1998, the Company was notified by the Series B stockholders of their desire to redeem 981,997 of the 1,000,000 outstanding shares of the Series B Preferred Stock for approximately $4.6 million. A special subcommittee of the Board of Directors has been appointed and is currently assessing whether, or to what extent, the redemption is permitted by applicable law. If the above Series B redemption is permitted and if the holders of the remaining 18,003 shares of Series B elect to redeem all of their shares, then the holders of the Company's Series C Preferred Stock would have the right to redeem their shares for a total of $3.0 million, to the extent permitted by applicable law. If the Series B redemption is not permitted, the conversion rate of the Series B Preferred Stock shall be increased according to a formula set forth in the Company's Certificate of Incorporation, resulting in additional dilution to the common stockholders.

NOTE 11:  RESTATEMENT

Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that the application of a technical accounting treatment required the 1997 net loss per share calculation to include $5,866,000 for the accretion of the assumed beneficial conversion feature of the Series B Preferred Stock issued in November 1997 and $1,053,000 for preferred stock dividends. The effect of the accretion is a non-cash charge to stockholders' deficit and does not impact the previously reported net loss for the year ended December 31, 1997 nor does it result in a net change to stockholders' deficit. The effect of the restatement was to increase net loss per share by $0.23 to $0.73 for the year ended December 31, 1997.

In addition, the Certificate of Designation of the Series B Convertible Preferred Stock requires the Company to maintain a listing on a public market (as defined in the agreement). As discussed in Note 10, the Company is not in compliance with this provision and accordingly the Series B Preferred Stock is now redeemable at the option of the holders or convertible at 6.11 shares of Common Stock if the redemption is not possible or not permitted by applicable law. Accordingly, the Series B Convertible Redeemable Preferred Stock is classified as mezzanine equity separate from stockholders' equity (deficit). A summary of the significant effects of the restatement is as follows (in thousands, except net income (loss) per share amounts):

                             GATEFIELD CORPORATION
                          (Formerly Zycad Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 11:  RESTATEMENT (Continued)

                                                             As
                                                         Previously
                                                          Reported     As Restated
-----------------------------------------------------------------------------------

AT DECEMBER 31, 1997
  Redeemable preffered stock
  $0.10 par value; 2,000,000 shares authorized;
  shares issued and outstanding: 1,000,000 in 1997
  and none in 1996 - at a redemption value               $       -     $   4,594

Stockholders' equity
  Preferred stock
  $0.01 par value; 2,000,000 shares authorized;
  shares issued and outstanding; 1,000,000 in 1997
  and none in 1996                                       $     100     $       -
  Additional paid-in capital, preferred stock            $   4,494     $       -
  Additional paid-in capital, common stock               $  66,776     $  72,642
  Accumulated deficit                                    $ (71,619)    $ (77,485)
  Total stockholders' equity (deficit)                   $   2,829     $  (1,765)

FOR THE YEAR ENDED DECEMBER 31, 1997:
  Net loss attributable to common stockholders           $  15,076     $  21,995
  Basic net income (loss) per share                      $   (0.50)    $   (0.73)
  Diluted net income (loss) per share                    $   (0.50)    $   (0.73)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GateField Corporation:

    We have audited the accompanying consolidated balance sheets of GateField Corporation (formerly Zycad Corporation) and its subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GateField Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   As discussed in Note 11, the accompanying financial statements have been restated.

DELOITTE & TOUCHE LLP

San Jose, California
April 8, 1998 (November 4, 1998 as to Note 11 and the second paragraph of
Note 10)

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:

    1. Financial Statements

       Reference is made to the Index to Financial Statements under Item 8 of
       Part II hereof, where these documents are included.

    2. Financial Statement Schedules

       There are no financial statement schedules filed as part of this report because such schedules are not required to be set forth therein or the information is shown in the financial statements or notes thereto.

    3. Exhibits filed with this Report on Form 10-K

       Exhibit 23.1 -- Consent of Independent Auditors, Deloitte & Touche LLP

       Exhibit 27.1 -- Financial Data Schedule

(b)    Reports on Form 8-K

       GateField Corporation's Current Report on Form 8-K filed January 23, 1998, reporting on a Stock Purchase Agreement with Idanta Partners Ltd. For 4,582,000 shares of GateField Corporation's Common Stock.

       GateField Corporation's Current Report on Form 8-K filed August 15, 1998, reporting on an Asset Purchase Agreement with Actel Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEFIELD CORPORATION

                                   --------------------------------
                                   Registrant



Date: November 19, 1998              By:  /s/ James B. Boyd
                                     --------------------------------
                                     James B. Boyd
                                     Corporate Controller, Chief
                                     Accounting Officer

                                     By:  /s/ James R. Fiebiger
                                     --------------------------------
                                     James R. Fiebiger
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)