Form 10-Q
period 1998-09-30
GATEFIELD CORP
filed 1998-11-19
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

                         Commission file number 0-13244

                              GATEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                      41-1404495
(State of incorporation)                (I.R.S. Employer Identification No.)

47100 BAYSIDE PARKWAY FREMONT, CALIFORNIA                 94538
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
                                               --     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                 Outstanding at November 12, 1998
         -------------------                 --------------------------------
Common stock, par value $0.10 per share                      41,303,178

                                        GATEFIELD CORPORATION
                                                INDEX

                                                                          Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997 (Restated)              3

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1998 and 1997          4


            Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1998 and 1997                5


            Notes to Condensed Consolidated Financial Statements,
            September 30, 1998                                               6


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

         (a) Exhibits

         (b) Reports on Form 8-K:

SIGNATURE                                                                   15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GATEFIELD CORPORATION
                       (FORMERLY ZYCAD CORPORATION)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                                               September 30,     December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                             1998               1997
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Restated)
Current assets:
   Cash and cash equivalents                                                     $  11,342          $   4,189
   Short-term investments                                                              118                 98
   Accounts receivable, less allowance for doubtful
      accounts of $274 in 1998 and $528 in 1997                                        806              2,763
   Inventories                                                                         172                735
   Other current assets                                                                348                524
                                                                            ---------------     --------------
      Total current assets                                                          12,786              8,309

Property and equipment, net                                                          2,707              2,660
Other assets                                                                           214                287
                                                                            ---------------     --------------
      Total assets                                                               $  15,707          $  11,256
                                                                            ---------------     --------------
                                                                            ---------------     --------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term obligations                                      $     511          $     516
   Accounts payable                                                                  1,490              3,741
   Accrued expenses                                                                  3,189              3,118
   Deferred revenues                                                                 4,716                981
                                                                            ---------------     --------------
      Total current liabilities                                                      9,906              8,356

Other long-term liabilities                                                            430                 71
   Redeemable preferred stock (deficit):
      $0.10 par value; 2,000,000 shares authorized;
      shares issued and outstanding:  1,300,000 in 1998 and
      1,000,000 in 1997 -- at redemption value                                       7,697              4,594
Stockholders' deficit:
   Common stock:
      $0.10 par value; 65,000,000 shares authorized; shares issued
      and outstanding: 41,745,108 in 1998 and 36,222,326 in 1997                     4,174              3,622
   Additional paid-in capital                                                       77,189             72,642
   Accumulated translation adjustments                                                (530)              (544)
   Accumulated deficit                                                             (83,159)           (77,485)
                                                                            ---------------     --------------
      Total stockholders' deficit                                                   (2,326)            (1,765)
                                                                            ---------------     --------------
      Total liabilities and stockholders' deficit                                $  15,707          $  11,256
                                                                            ---------------     --------------
                                                                            ---------------     --------------

 See accompanying Notes to Condensed Consolidated Financial Statements.

                               GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                            Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,

(IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                  1998            1997             1998            1997
----------------------------------------------------------------------------------------------------
Revenues:
   Product                                $     379       $   1,844        $   2,456       $   4,020
   Service                                      629           2,573            3,869           8,297
                                          ---------       ---------        ---------       ---------
      Total revenues                          1,008           4,417            6,325          12,317
                                          ---------       ---------        ---------       ---------

Cost of revenues:
   Product                                    1,040           2,782            1,717           6,029
   Service                                      351           1,659            3,576           4,933
                                          ---------       ---------        ---------       ---------
      Total cost of revenues                  1,391           4,441            5,293          10,962
                                          ---------       ---------        ---------       ---------
      Gross margin                             (383)            (24)           1,032           1,355
                                          ---------       ---------        ---------       ---------

Operating expenses:
   Sales and marketing                        1,603             648            3,877           6,892
   Research and development                   1,321           1,751            4,017           6,550
   General and administrative                 1,276           1,800            2,826           2,750
                                          ---------       ---------        ---------       ---------
      Total operating expenses                4,200           4,199           10,720          16,192
                                          ---------       ---------        ---------       ---------
Operating loss                               (4,583)         (4,223)          (9,688)        (14,837)
                                          ---------       ---------        ---------       ---------
Other income (expense), net                   4,295            (122)           4,117           3,007
                                          ---------       ---------        ---------       ---------
Net loss                                  $    (288)      $  (4,345)       $  (5,571)      $ (11,830)
                                          ---------       ---------        ---------       ---------
                                          ---------       ---------        ---------       ---------
Loss attributable to common
   stockholders                           $    (322)      $  (4,627)       $  (5,674)      $ (12,892)
                                          ---------       ---------        ---------       ---------
                                          ---------       ---------        ---------       ---------
Basic and diluted net loss
   per share                              $   (0.01)      $   (0.14)       $   (0.14)      $   (0.45)
                                          ---------       ---------        ---------       ---------
                                          ---------       ---------        ---------       ---------
Basic and diluted weighted average
   shares outstanding                        41,503          32,884           41,053          28,460
                                          ---------       ---------        ---------       ---------
                                          ---------       ---------        ---------       ---------

See accompanying Notes To Condensed Consolidated Financial Statements.

                                GATEFIELD CORPORATION
                             (FORMERLY ZYCAD CORPORATION)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                            Nine Months
                                                                                         Ended September 30,
(IN THOUSANDS)                                                                          1998            1997
------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                          $  (5,571)       $ (11,830)
   Reconciliation to net cash used in operating activities:
     Depreciation and amortization                                                         375            3,435
     Subordinated convertible debt interest capitalized                                   -                 438
     Sales under capital leases                                                           -               1,143
     Gain on sale of Design Service Business                                            (4,462)            -
     Gain on sale of LightSpeed                                                           -                (445)
     Gain on sale of QSS                                                                  -              (3,321)
     Loss on sale of EDA                                                                  -                 504
     Changes in assets and liabilities:
       Accounts receivable                                                               1,081            5,373
       Inventories                                                                         562             (384)
       Other assets                                                                        180            1,009
       Accounts payable and accrued expenses                                            (2,200)          (4,744)
       Deferred revenues                                                                 3,763             (693)
                                                                                     ---------        ---------
          Net cash used in operating activities                                         (6,272)          (9,515)
                                                                                     ---------        ---------
Investing activities:
   Property and equipment purchases                                                                      (1,404)
   Capitalized software                                                                   -                (150)
   Proceeds from sale of Design Service Business                                         5,444             -
   Proceeds from sale of LightSpeed                                                       -               5,000
   Proceeds from sale of QSS                                                              -               3,500
   Proceeds from sale of EDA                                                              -               4,450
                                                                                     ---------        ---------
          Net cash provided by investing activities                                      5,444           11,396
                                                                                     ---------        ---------
Financing activities:
   Proceeds from issuance of convertible debenture notes, net                            -                3,500
   Proceeds from issuance of common stock                                               5,099               170
   Proceeds from issuance of preferred stock                                            3,000             -
   Bank financing, net                                                                   -               (3,114)
   Repayments of debt obligations                                                        (158)           (2,196)
                                                                                     ---------        ---------
          Net cash provided by (used in) financing activities                            7,941           (1,640)
                                                                                     ---------        ---------
Effect of exchange rate changes on cash and cash equivalents                                40              159
                                                                                     ---------        ---------
Net change in cash and cash equivalents                                                  7,153              400
Cash and cash equivalents, beginning of period                                           4,189            1,703
                                                                                     ---------        ---------

Cash and cash equivalents, end of period                                             $  11,342        $   2,103
                                                                                     ---------        ---------
                                                                                     ---------        ---------

Supplemental disclosure of cash flow information:
   Noncash activities:
     Equipment acquired under capital leases                                             $525          $   -
     Common stock exchanges for convertible debentures                                   $ -           $ 7,342
     Preferred stock exchanges for convertible debentures                                $ -           $ 3,917
     Common stock exchanges for preferred stock                                          $ -           $ 1,207
   Cash activities:
     Cash paid during the year for interest                                              $300            $454

See accompanying Notes To Condensed Consolidated Financial Statements.

                                GATEFIELD CORPORATION
                            (FORMERLY ZYCAD CORPORATION)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                                   SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations of GateField Corporation, formerly known as Zycad Corporation (the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on September 30, 1998 and 1997, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K/A.

2.   COMPREHENSIVE INCOME

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the nine months ended September 30, 1998 and 1997, the change in net assets from nonowner sources was an increase of $14,000 and a decrease of $114,000 respectively, for the change in the accumulated translation adjustment, and comprehensive loss was $5,557,000 and $11,944,000.

3.   NET EARNINGS (LOSS) PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive. In the computation of loss per share, loss attributable to common stockholders includes the accrual of dividends on outstanding shares of preferred stock of $34,000 and $103,000 for the three and nine months ended September 30, 1998, respectively, and $282,000 and $1,042,000 for the three and nine months ended September 30, 1997, respectively. EPS for all periods have been computed in accordance with SFAS No. 128.

4.   INVENTORIES

                                               September 30,     December 31,
(IN THOUSANDS)                                     1998             1997
------------------------------------------------------------------------------
Raw materials and supplies                      $   107          $   306

Finished goods                                       65              429
                                                ------------     ------------
                                                 $  172           $  735
                                                ------------     ------------
                                                ------------     ------------

5.   SALE OF THE DESIGN SERVICES BUSINESS ASSETS

Pursuant to the Asset Purchase Agreement dated as of August 14, 1998 (the "Asset Purchase Agreement"), the Company sold certain of the assets relating to its Design Service Business Unit, which is engaged in the business of providing prototyping design services and verification services for electronic systems, integrated circuits and other electronic components, located in Mt. Arlington, New Jersey (the "Design Services Business") to Actel Corporation ("Actel"). The purchase price for such assets was (i) $5.4 million plus (ii) contingent payments to be paid over a three-year period on a quarterly basis based on the Design Services Business achieving certain profitability levels which payments shall not exceed $1.0 million in the aggregate.

6.   SALE OF PREFERRED STOCK

Pursuant to the Series C Preferred Stock Purchase Agreement dated as of August 14, 1998, Actel purchased, and the Company issued to Actel, 300,000 shares of the Company's Series C Convertible Preferred Stock, par value $0.10, for an aggregate purchase price of $3,000,000 (the "Shares"). The Shares are initially convertible into 2,000,000 shares of the Company's common stock and are entitled to certain liquidation and redemption rights. In the event that all the Company's outstanding shares of Series B Preferred Stock are redeemed, Actel shall be entitled to redeem its Series C Shares, subject to applicable law. Actel is entitled to certain registration rights and shall have a right of first refusal to purchase its pro rata share of certain new securities the Company may issue.

7.    STRATEGIC ALLIANCES

PRODUCT MARKETING AGREEMENT

In August 1998, the Company and Actel entered into a Product Marketing Agreement (the "Marketing Agreement"). Under the terms of the Marketing Agreement, Actel received exclusive, worldwide distribution rights to the Company's standard ProASIC FPGA products utilizing less than .35 micron geometries, including FPGA products that are integrated with SRAM or Flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, Actel agreed to pay the Company an initial fee of $1.0 million and a $1.0 million fee upon qualification of the initial
 .25 micron product. Revenue recognition of the $1.0 million initial fee has been deferred until delivery to Actel of products below .35 micron.

ACTEL LICENSE AGREEMENT

In August 1998, the Company and Actel entered into a license agreement pursuant to which the Company granted to Actel a fully paid, non-exclusive, non-transferable license to sell and upon certain events, make, have made, import and use the Company's standard ProASIC FPGA products below .35 micron and all resulting next generation reduced process geometry ProASIC FPGA products (the "Actel License Agreement"). Actel agreed to pay the Company a $1.0 million fee for such license. The $1.0 million initial fee received has been deferred until delivery of products below .35 micron.

ROHM LICENSE AGREEMENT

In July 1998, the Company and Rohm Co., Ltd. ("Rohm") entered into a license agreement (the "Rohm License Agreement"). Pursuant to the Rohm License Agreement, the Company granted to Rohm for a license fee of $2.5 million: (i) a worldwide, nonexclusive and royalty-free license of the Company's ProASIC Technology for Standard ProASIC and embedded products down to 0.35 micron with no limitation on density; and (ii) a license for 0.25 micron and below embedded products with a per unit royalty for a license fee of $2.5 million. The $2.5 million license fee has been deferred until certain contract terms have been completed.

8.    STOCK MARKET LISTING

Effective September 17, 1998 the Company's stock was delisted from the Nasdaq SmallCap Market for failure to meet the on-going minimum bid price requirement. Since that time, the Company's stock has traded on the OTC Bulletin Board. As a result of the delisting, the Company's 1,000,000 shares of Series B Preferred Stock became redeemable at the option of the holders thereof, to the extent permitted by applicable law. In October 1998, the Company was notified by the Series B stockholders of their desire to redeem 981,997 of the 1,000,000 outstanding shares of the Series B Preferred Stock for approximately $4.6 million. A special subcommittee of the Board of Directors has been appointed and is currently assessing whether, or to what extent, the redemption is permitted by applicable law. If the above Series B redemption is permitted and if the holders of the remaining 18,003 shares of Series B elect to redeem all of their shares, then the holders of the Company's Series C Preferred Stock would have the right to redeem their shares for a total of $3.0 million, to the extent permitted by applicable law.

9.    RESTATEMENT

Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that the application of a technical accounting treatment required that the 1997 net loss per share calculation to include $5,866,000 for the accretion of the assumed beneficial conversion feature of the Series B Preferred Stock issued in November 1997 and $1,053,000 for preferred stock dividends. The effect of the accretion is a non-cash charge to stockholders' deficit and does not impact the previously reported net loss for the year ended December 31, 1997 nor does it result in a net change to stockholders' deficit. The effect of the restatement was to increase net loss per share by $0.23 to $0.73 for the year ended December 31, 1997.

In addition, the Certificate of Designation of the Series B Convertible Preferred Stock requires the Company to maintain a listing on a public market (as defined in the agreement). As discussed in Note 8, the Company is not in compliance with this provision and accordingly the Series B Preferred Stock is now redeemable at the option of the holders or convertible at 6.11 shares of Common Stock if the redemption is not possible or not permitted by applicable law. If the Series B Preferred Stock is fully redeemed, the Series C preferred stockholders may elect to cause the redemption of the Series C Preferred Stock for $10.00 per share, to the extent permitted by applicable Delaware and California law. Accordingly, the Series B and Series C Convertible Redeemable Preferred Stock is classified as a mezzanine equity separate from stockholders' equity (deficit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's 1997 Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUE

Total revenue for the quarter ended September 30, 1998 was $1.0 million compared to $4.4 million for the quarter ended September 30, 1997, a decrease of 77%. Product revenue for the quarter ended September 30, 1998 was $379,000 compared to $1.8 million for the quarter ended June 30, 1997, a decrease of 79%. Service revenue for the quarter ended June 30, 1998 was $629,000 as compared to $2.6 million for the quarter ended September 30, 1997, a decrease of 76%. The decrease in product revenue is the result of the Company's decision to stop production of its .7 micron product in order to concentrate on delivering its .25 micron product on time and to transition its sales and marketing efforts to Actel Corporation (see Strategic Alliance section in Note 7). The decrease in service revenue reflects the sale of the Design Service Business to Actel in August 1998, as described in Note 5, and the sale of the verification product families in 1997.

Total revenue for the nine months ended September 30, 1998 was $6.3 million, a decrease of $6.0 million from $12.3 million for the same period in 1997. Product revenue for the first nine months of 1998 was $2.5 million, compared to $4.0 million for the comparable period in 1997. Service revenue was $3.9 million for the nine months ended September 30, 1998; a decrease of $4.4 million from $8.3 million for the nine months ended September 30, 1997. This decrease primarily reflects the sale of the Company's LightSpeed and XP/PXP maintenance and support business to Zycad TSS in October 1997.

GROSS MARGIN

Total gross margin was a loss of $383,000 for the three months ended September 30, 1998 compared to a loss of $24,000 for the three months ended September 30, 1997. The loss from product revenues at the gross margin level was $661,000 for the quarter ended September 30, 1998, as compared to a loss of $938,000 for the quarter ended September 30, 1997. The loss at the gross margin level in the current period reflects the poor yields on the .7 micron product associated with manufacturing difficulties. Gross profit from service revenue was $278,000, or 44% of service revenue, for the three months ended September 30, 1998 compared to $914,000, or 36% of the service revenue for the three months ended September 30, 1997. This increase in gross profit from service revenues in 1998 as compared to 1997 was partly due to the dispositions in 1997 mentioned above and the reduction of certain operating expenses in the Design Services Business in 1998.

Total gross profit was $1.0 million and $1.4 million for the nine month periods ended September 30, 1998 and 1997, respectively or 16% and 11% of total revenue. Gross margin from product revenues was $739,000 for the nine month period ended September 30, 1998 as compared to a loss of $2.0 million for the period ended September 30, 1997. Gross profit from service revenue was $293,000, or 8%, for the nine months ended September 30, 1998 compared to $3.4 million, or 41%, for the nine months ended September 30, 1997.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses were $1.6 million for the quarter ended September 30, 1998 and $648,000 for the quarter ended September 30, 1997, which represents 159% of total revenues in 1998 and 15% of total revenues in 1997. Sales and marketing expenses for the nine months ended September 30, 1998 and September 30, 1997 were $3.9 million and $6.9 million, respectively. The increase in sales and marketing expenses for the current period represents cost associated with closing sales offices in Germany and Japan. The relatively high level of sales and marketing expenses as a percent of total revenue represent the disappointing sales performance of the .7 micron products versus their forecasts.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $1.3 million for the three months ended September 30, 1998 compared to $1.8 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998 research and development expense were $4.0 million as compared to $6.6 million for the same period in 1997. This decrease in quarterly expenses is due to tighter cost control in 1998 while the decrease in the nine month comparisons primarily reflects reduced headcount as a result of the sale of product families in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 1998 and 1997 were $1.3 million and $1.8 million, respectively and $2.8 million for both nine month periods ended September 30, 1998 and 1997. The relatively high cost of these expenses as a percentage of revenue are primarily due to lower than expected revenues and high legal expenses associated with the sales of product families and issuance of stock in these periods.

OTHER INCOME AND EXPENSES

Other income for the quarter ended September 30, 1998 was $4.3 million as compared to other expenses of $122,000 for the quarter ended September 30, 1997. Other income for the nine months ended September 30, 1998 was $4.1 million compared to $3.0 million for the nine months ended September 30, 1997. The differences between the periods were primarily due to a $3.3 million gain on the sale of the Company's ownership interest in QSS, Inc. in May 1997 and a $4.5 million gain on the sale of the design services business in August 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used internally generated funds, public and private offerings of common and preferred stock, sale and leaseback arrangements, bank financing and credit lines to finance its business. Cash used in operations was $6.3 million in the first nine months of 1998 compared to $9.5 million for the first nine months of 1997. This decrease in cash used in operations in 1998 compared to 1997 was primarily due to a reduced loss and to smaller reductions in the accounts receivable and accounts payable balances in the first nine months of 1998 as compared to the reductions experienced in those balances for the same period of 1997. Net cash provided by investing activities during the nine-month period ended September 30, 1998 was $5.4 million as compared to $11.4 million during the same period ended September 30, 1997. This decrease in net cash provided by investing activities is primarily due to $13.0 million in proceeds from the sale of certain businesses in 1997. Net cash provided by financing activities was $7.9 million in the first nine months of 1998 compared to net cash used by financing activities in the amount of $1.6 million for the same nine month period in 1997. This increase in cash provided by financing activities in 1998 as compared to 1997 is primarily due to the sale of $4.6 million of the Company's common stock in the first quarter of 1998 and the sale of $3.0 million of Series C preferred stock in the current quarter.

At September 30, 1998, the Company had $11.3 million of cash and cash equivalents and positive working capital of $2.9 million. The Company has a $5.0 million revolving credit facility, which expires on January 31, 1999 and bears interest at the lender's prime rate plus 2.25% (the "Credit Facility"). Pursuant to the Credit Facility, the Company may borrow up to 80% of its outstanding eligible accounts receivable. There is no outstanding balance under the Credit Facility as of September 30, 1998. The Company is not currently in compliance with certain covenants in the Credit Facility and, therefore, is not currently able to draw down any amount under the Credit Facility.

In October 1998 certain holders of the Company's Series B Preferred Stock notified the Company of their intention to redeem $4.5 million of the Series B shares. A special subcommittee of the Board of Directors has been appointed and is currently assessing whether, or to what extent applicable law permits the redemption. The Company intends to meet its obligation for redemption to the extent permitted by applicable law. If the above Series B redemption is permitted and if the holders of the remaining 18,003 shares of Series B elect to redeem all their shares, then the holders of the Company's Series C Preferred Stock would have the right to request redemption of their shares for $3.0 million, again, to the extent permitted by applicable law.

The Company has historically funded its operations primarily through cash flow from operations, the private sale of equity securities and public offerings of the Company's Common Stock. If its existing cash, cash equivalents and short-term investments plus cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that the Company would be successful in obtaining these funds on acceptable terms when and if needed or that the sale of such equity or convertible debt securities will not substantially dilute the Company's existing stockholders' interest.

FACTORS AFFECTING FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's 1997 Annual Report on Form 10-K/A.

FUTURE OPERATING RESULTS UNCERTAIN

The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, the Company has recently experienced quarterly losses and experienced a loss for fiscal 1997. The Company continues to seek improvement in operating results primarily through the introduction of new products and Actel's marketing and sales efforts to grow revenue for these new FPGA products. In addition, the Company is continuing its efforts to control the costs of operations and administration. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays in new product introductions, lack of market acceptance of new or existing products, cancellation or delays of customer orders, interruptions or delays in the supply of key components, changes in yields from manufacturing processes, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions in domestic or international markets. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs as well as the timing of orders by major customers may cause operating results to fluctuate substantially between quarters and between years.

MANAGEMENT OF CHANGING BUSINESS

The Company has shifted its business strategy from a provider of high performance verification products to a provider of high density, high performance programmable logic solutions and related development system software. This transition represents a significant challenge for the Company and its administrative, operational and financial resources and places increased demand on its systems and controls. The Company's ability to manage the continuing development of its programmable logic solutions business will require the Company to continue to change and improve its operational, management and financial systems, and controls and its third party manufacturing capabilities. There can be no assurance that the Company will be successful in its efforts to accomplish these changes and effect these improvements.

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

CAPITAL RESOURCES

The Company has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and public offerings of the Company's common stock. If its existing cash, cash equivalents and short-term investments plus cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that the Company would be successful in obtaining these funds on acceptable terms when and if needed or that the sale of such equity or convertible debt securities will not substantially dilute the Company's existing stockholders' interests. In October 1998 certain holders of the Company's Series B Preferred Stock notified the Company of their intention to redeem $4.5 million of the Series B shares. See "Liquidity and Capital Resources" section for a discussion of the impact of the requested redemption on the liquidity of the Company.

YEAR 2000 ISSUES

The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a "Year 2000 Team" to identify, access and resolve Year 2000 compliance issues. The Year 2000 Team is testing and evaluating the Company's products and the Company's IT systems and has recently begun compiling an inventory of all material Year 2000 issues.

To date, the Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar year 1999. The Company will take the necessary steps to make its systems Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. The cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been determined. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company.

The Company is also compiling a list of significant customers, suppliers and services providers and intends to initiate discussions with them regarding their plans to address their Year 2000 issues. Although the Company anticipates cooperation in these efforts it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. If any customers, suppliers or service providers fail to appropriately address their year 2000 issues, such failure could have a material adverse effect in the Company's business, financial condition and results of operation. The Year 2000 Team will develop contingency plans in the event any third party that provides goods or services essential to the Company's business fails to appropriately address their Year 2000 issues. Even if the Company's assessments, resolutions and contingency plans are completed and put in place on time, there can be no assurance that such actions will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues with third parties will not have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company believes that its Year 2000 Team will identify all of the Company's material Year 2000 issues, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues. As the process of identifying, accessing and resolving Year 2000 compliance issues proceeds the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. Even if the Company's assessments and resolutions are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Number             Description
------             -----------
2.1                Asset Purchase Agreement dated August 14, 1998, regarding
                   the purchase of GateField Corporation's Design Services
                   Business by Actel Corporation (incorporated by reference
                   to Exhibit 2.1 to the Company's Current Report on Form 8-K
                   filed on August 14, 1998).

3.1                Restated Certificate of Incorporation dated August 28,
                   1998 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-KA dated August 31,
                   1998).

3.2                Certificate of Correction of Restated Certificate of
                   Incorporation of GateField Corporation dated October 20,
                   1998.

3.3                Certificate of Designations of Preferred Stock of GateField
                   Corporation to be Designated Series B Convertible Preferred
                   Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report 10-K for the year ended December 31, 1997).

3.4                Certificate of Designations of Preferred Stock of GateField
                   Corporation to be Designated Series C Convertible Preferred
                   Stock of the Company (incorporated by reference to Exhibit
                   3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.5 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1                See Exhibit 3.1 referenced above.

4.2                See Exhibit 3.2 referenced above.

4.3                See Exhibit 3.3 referenced above.

4.4                See Exhibit 3.4 referenced above.

4.5                See Exhibit 10.24 referenced below.

4.6                See Exhibit 10.25 referenced below.

4.7                Series C Preferred Stock Purchase Agreement dated August
                   14, 1998 between GateField Corporation and Actel
                   Corporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-KA dated August 31,
                   1998).

4.8 Registration Rights Agreement dated August 14, 1998 between GateField Corporation and Actel Corporation
                   (incorporated by reference to Exhibit 4.2 to the Company's
                   Current Report on Form 8-KA dated August 31, 1998).

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

10.6               Employment, Confidential Information and Invention and
                   Assignment Agreement, between the Company Stephen A. Flory, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report 10-K for the year ended December 31, 1997).

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

10.9 Common Stock Purchase Warrant, dated August 21, 1997 issued to Halifax Fund L.P. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report 10-K for the year ended December 31, 1997).

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

10.24 Product Marketing Agreement, dated August 14, 1998, between the Company and Actel Corporation.

10.25              License Agreement, dated August 14, 1998, between the
                   Company and Actel Corporation.

10.26              License Agreement dated July 31, 1998 between GateField
                   Corporation and Rohm Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
                   8-K filed on August 14, 1998).

10.27              Agreement for Wafer Production and Testing between
                   GateField Corporation and Siemens Aktiengesellschaft
                   (incorporated by reference to Exhibit 99.3 to the Company's
                   Current Report on Form 8-KA dated August 31, 1998).

27.1               Article 5 of Regulation S-X, Financial Data Schedule for
                   GateField Corporation for the quarter ended September 30, 1998.

99.1               GateField Corporation's press release dated November 3,
                   1998, regarding redemption notice from Series B
                   Convertible Preferred Stockholders.

99.2               GateField Corporation's press release dated August 14,
                   1998 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 14,
                   1998).


(b) Reports on Form 8-K:

During the third quarter of 1998 the Company filed a current report on Form 8-K dated August 14, 1998 and an amendment to that report, a Form 8-K/A, dated August 31, 1998. The Form 8-K was filed to report the consummation of certain transactions with Actel Corporation and to report the consummation of a licensing agreement with Rohm Co., Ltd. dated July 31, 1998. The Form 8-K/A was filed to report a reorganization of the Company's senior management in connection with the consummation of the transactions with Actel Corporation.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GATEFIELD CORPORATION

                                        /s/  James R. Fiebiger
                                        -------------------------------------
                                        James R. Fiebiger
                                        CEO

                                        /s/  James B. Boyd
                                        -------------------------------------
                                        James B. Boyd
                                        Controller

Dated:  November 19, 1998