Form 10-K
period 1998-12-31
GATEFIELD CORP
filed 1999-04-15
CIK 727621

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                     FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

47100 BAYSIDE PARKWAY, FREMONT, CALIFORNIA
94538
(Address of principal executive offices)                           (ZipCode)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting common equity stock held by non-affiliates of the registrant on April 8, 1999, based upon the closing price of the Common Stock on the Nasdaq Unaffiliated Over the Counter Bulletin Board (the "OTCBB") on such date was approximately $42,204,595.

The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share as of April 8, 1999 was 41,545,531.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of December 31, 1998, are incorporated by reference into Part III hereof.

                                        PART I

THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE RESULTS," INCORPORATED BY REFERENCE INTO
ITEM 7 OF THIS ANNUAL REPORT, AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     GateField Corporation designs, develops and markets high-density, high-performance programmable logic solutions and related development software. The company was originally a division of the Zycad Corporation, a leader in the development, manufacturing and marketing of design verification tools and services. Zycad was founded in 1981 and became a public corporation in 1984. The GateField division of Zycad was formed in the third quarter of 1993 to research and develop a new and innovative semiconductor logic product: a flash technology-based, high-density field programmable gate array (FPGA) device. During 1997, Zycad transitioned from a provider of high-performance verification products to a provider of FPGA products based on the GateField division's research and developer of an application specific integrated circuit ("ASIC") technology called ProASIC-TM-.

     Zycad introduced and first shipped its 0.72-micron products in 1997. This transition required the sale of several of Zycad's assets, including: its stock ownership in QSS Inc.; products and assets relating to its verification product line, including its rights, title and interest in hardware and software simulation products; and the assets related to the semiconductor test software product line. In addition, Zycad sold its maintenance division for the verification products to Zycad TSS, Inc.

     In October 1997, a new management team was put in place and Zycad was renamed "GateField Corporation". A month later, GateField announced a strategic alliance with Siemens Aktiengesellschaft. In this alliance, Siemens licensed the GateField ProASIC technology for use in nonstandard FPGA products and purchased GateField's common stock and warrants for $3.25 million. In addition, Siemens agreed to provide GateField with early access and foundry service for Siemens' advanced embedded flash technology for GateField 0.25-micron products and below. GateField and Siemens concluded a foundry agreement in June 1998.

     In August 1998, the company entered into a strategic alliance with Actel Corporation, under which Actel received exclusive, worldwide distribution rights to GateField's 0.25 micron and below standard ProASIC products. Actel also purchased the assets of GateField's Design Services product line as well as $3 million of the company's Series C Preferred Stock, which is currently convertible into an aggregate of 2,000,000 shares of GateField common stock.

     GateField's products--flash-based FPGAs trademarked as ProASIC--are based on two proprietary and patented technologies: a flash-based switching element and a fine-grained, gate array-like ProASIC architecture. The company believes that the principal advantages of GateField's products over alternative SRAM-based and antifuse devices are: smaller chip size for the same geometries; reprogrammability and non-volatility; and the ability to use a standard electronic design automation (EDA) ASIC design flow.

               A RELATIVELY FASTER AND SMALLER CHIP. The flash-based switch allows GateField to make circuits that provide higher performance in a smaller size and, therefore, are generally less costly than comparable designs using alternative switch technologies. For comparable manufacturing device geometries and for the same device complexity and capability, the GateField die size is only one-fourth to one-third the size of competing FPGAs.
               REPROGRAMMABILITY AND NON-VOLATILITY. Unlike antifuse-based devices, GateField's devices are field reprogrammable, which means a designer can change the device program prior to shipment or even change the program in the field to incorporate product changes and enhancements. Unlike SRAM devices, GateField's devices are non-volatile; that is, they do not lose their design and have to be reprogrammed if the system loses power or is turned off.
               COMPATIBILITY WITH EXISTING EDA. The flash-based switch facilitates the ProASIC architecture, which allows designers to use their existing industry standard EDA high-level design tools and to accurately simulate the programmed ProASIC device performance.

     GateField's products are designed to provide high integration, fast time-to-market and fast time-to-volume for electronic equipment manufacturers in the networking, telecommunications, computer, peripheral, industrial control, instrumentation and consumer markets. GateField plans to sell and market its 0.25 micron and below ProASIC products through its strategic alliance with Actel. Actel, the third largest FPGA supplier in the world, will give GateField access to a large and diverse customer and design software user base. Siemens has agreed to manufacture GateField's 0.25-micron product in its production facility in Dresden, Germany. GateField's current ProASIC 0.72-micron products are fabricated by strategic partner Rohm Co. Ltd. in Kyoto, Japan. GateField is currently completing initial testing of the 0.25-micron product. It began sampling initial customers in the first quarter of 1999. Subject to exclusive and non-exclusive license rights granted to Siemens, Actel and Rohm, GateField continues to maintain rights to its intellectual property for its ProASIC technology and products, which allow it to license this technology for the emerging embedded reprogrammability market.

     GateField's corporate office is located at 47100 Bayside Parkway, Fremont, California 94538. The company's telephone number is (510) 249-5757, and its Web site is http://www.gatefield.com.

INDUSTRY BACKGROUND

     The large and rapidly growing logic market is served primarily by low-density, standard, transistor-transistor logic circuits (TTLs) and application specific integrated circuits (ASICs). TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board. ASICs are customized or customizable circuits that offer electronic system manufacturers the benefits of higher levels of circuit integration, including improved system performance, reduced system size and lower system cost.

     ASICs include conventional gate arrays and field programmable gate array devices (FPGAs). Conventional gate arrays are customized to perform their desired logical functions at the time the device is manufactured. They are manufactured with fixed, nonprogrammable logic and are subject to the risks associated with long manufacturing cycles, inventory obsolescence and an inherent inability to change the logic design.

     FPGAs, on the other hand, are manufactured as standard devices customized by the user at the designer's desktop or at the end of the manufacturing line by the customer using the FPGA supplier's programming systems. Design changes can typically be implemented in as little as a few hours, as compared to several weeks for conventional gate arrays. FPGAs costs can be attractive in low volumes because they eliminate the non-recurring engineering costs and expenses and increased development time associated with the redesign of conventional gate arrays. FPGAs are being used by a growing number of electronic system manufacturers in response to increased demand for product differentiation, time-to-market pressures and desired manufacturing flexibility.

     The wider use of more complex FPGAs has been limited by price and performance factors. On current architectures, programming elements based on static random access memory (SRAM) technology occupy relatively large amounts of area within an integrated circuit, which tends to increase the overall size and cost of each integrated circuit. In addition, on current architectures, the size of SRAM programming elements limits the number of interconnect points in an integrated circuit, which in turn, limits flexibility and utilization.

     Before FPGAs can be programmed, a designer must define the function, verify the design and lay out the integrated circuit using EDA design software. With increased integrated circuit complexity, designers are turning to hardware description languages (HDLs), also known as high-level description (HLD), for their electronic system and integrated circuit designs. HDL methodology permits the designer to describe the integrated circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that converts the abstract or high-level description into a gate-level representation equivalent. After a gate-level representation of the logic function has been created and verified, it must be translated or "laid out" onto the generic logic elements of the FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route."

     The transition to the use of HDL for ASIC designs and FPGAs, in particular, presents an opportunity for GateField. The effectiveness of logic synthesis and place and route tools varies considerably with different programmable logic circuit architectures. Because the HDL EDA tools were initially optimized for conventional gate arrays, and GateField's ProASIC product architecture is similar to a conventional gate array, GateField's devices provide higher gate utilization, more accurate device performance simulations and more effective synthesis than is possible with other FPGAs. Thanks to our ASIC-like architecture, systems and electrical device engineers using their standard ASIC design methodology and tools can transfer a successful design to the more economical GateField FPGA in a matter of hours and save development time and production costs.

     Electrical system manufacturers are requiring improved functionality, performance, reliability and lower cost. These are often addressed through the use of components that integrate ever-larger numbers of logic gates onto a single integrated circuit. In addition, global competition is shortening product life cycles and requiring more frequent product enhancements. GateField's ProASIC standard FPGA products combine the high logic density, ease of use and predictable performance typically associated with conventional gate arrays with the time-to-market advantages of a non-volatile and reprogrammable logic product.

COMPANY STRATEGY

     PROGRAMMABLE ASIC PRODUCTS. Global competition is forcing electronic system manufacturers to bring increasingly complex products to market within shorter and shorter development cycles while at the same time shrinking product life cycles. This competitive environment creates a constant demand for new logic devices with increased performance and functionality at lower and lower costs.

     To serve this need, FPGAs are becoming increasingly complex--and yet also quick and easy to use. The primary advantage of FPGAs over competing solutions is that they allow system designers to experiment, iterate and optimize their designs in a relatively short amount of time and at a lower cost. FPGAs can often be designed and verified in a few days as opposed to several weeks or months for gate arrays. The time-to-market advantage is significant: As soon as the customer has programmed the FPGA, the customer's design is finalized and the customer can move immediately into production with the FPGA.

     The customer also has a lower all-inclusive per unit cost of production for small to medium volume applications as compared to gate arrays. Total per unit cost is inversely related to volume for a custom integrated circuit (IC) because of the high fixed costs of non-recurring engineering, layout and mask costs.

     All the advantages of programmability are amplified by reprogrammability. Reprogrammability allows an electronic systems manufacturer to shorten its own product life cycles and reduce inventory-carrying costs. It also allows inventory to be re-configured over and over as enhancements in the manufacturer's system design evolve. This further saves development time and costs over several generations of products.

     GateField's strategy is to use flash technology to provide standard reprogrammable logic products that combine the high logic density and non-volatility typically associated with conventional gate arrays with the reprogrammability and the time-to-market advantages of FPGAs. Moreover, GateField products offer a significant cost advantage because the die size for equivalent complexity and performance is only one-fourth to one-third the size of SRAM FPGAs using the same manufacturing geometries or design rules. Management believes the performance, density and cost advantages of the GateField FPGAs combined with their reprogrammability and non-volatility (all of which scale with the ever-shrinking semiconductor manufacturing technology) provide our customers--and our company--with what GateField believes is a sustainable competitive advantage.

     ASIC DEVICE ARCHITECTURE. The company's strategy is to provide products that emphasize predictable system performance, device utilization, design portability and reuse, and, ultimately, increased designer productivity. GateField's patented ProASIC architecture allows its products to easily integrate into industry standard ASIC design flows because of the architecture's similarity to standard gate array technology. Consequently, we believe our products provide an easy migration from a lower-volume and higher-cost FPGA application to a higher-volume and lower-cost conventional gate array or custom ASIC design.

     GateField's ProASIC flash-based technology also eliminates the need for the additional ICs required for FPGA configuration, freeing the system designer from special design considerations related to board design and system initialization procedures required for SRAM FPGAs. This further reduces cost and increases designer productivity. GateField believes these ProASIC product attributes will appeal to gate array and ASIC designers within established electronic system companies who are already familiar with high level design methodologies as well as an emerging group of programmable logic designers who are starting to use higher density programmable logic devices.

     SOFTWARE TOOL. Our development software products use industry standards and are designed to be integrated with industry standard EDA tools. GateField believes the industry's acceptance of its ProASIC devices will be enhanced if the customer can use GateField's software tools along with the customer's own preferred design methodology and its chosen "best of breed" open EDA tools and design methodology to design systems.

     CONDUIT FOR INTELLECTUAL PROPERTY PROLIFERATION. The Company believes that the ASIC design flow and combination of high capacity, reprogrammability and non-volatility in GateField's ProASIC devices offer significant advantages to intellectual property providers. Using our devices, they can efficiently verify their intellectual property in silicon and securely deliver their intellectual property to customers. Each ProASIC device holds its own electronic signature and can be configured to effectively preclude copying and reverse engineering. We believe these key features provide a secure silicon medium for intellectual property delivery by intellectual property suppliers, and GateField and Actel intend to include such companies in their direct marketing efforts.

     TECHNOLOGY LICENSING AND PRODUCTION RELATIONSHIPS. In addition to the sale of its standard ProASIC products, GateField will seek to sell nonexclusive licenses to its ProASIC technology to major semiconductor companies as their preferred solution for embedded, reprogrammable, system-level-integration (SLI) integrated circuits. GateField believes that the small size, non-volatility and reprogrammability of its patented flash-based switch and its patented ProASIC architecture support of the standard ASIC design flow provide a competitive advantage for use of the ProASIC technology for reprogrammable SLI ICs. We plan to position ProASIC technology as the technology of choice to serve this reprogrammable IC market need. GateField has licensed its technology to both Siemens and Rohm for embedded reconfigurable ICs. See "License Agreements."

TECHNOLOGY

     PROCESS. GateField's current products use an established two-layer, 0.72-micron flash manufacturing process. These devices are manufactured for GateField by Rohm in Kyoto, Japan. We are currently completing initial testing of our 0.25-micron product. The joint Actel/GateField marketing team began sampling initial customers with engineering product samples of its 0.25-micron product in the first quarter of 1999. The company has entered into an agreement with Siemens to manufacture the new 0.25-micron product.

     ARCHITECTURE. The patented design of the ProASIC product architecture is designed to allow GateField to achieve high density; meet performance goals; obtain predictable gate utilization and performance; and support industry standard ASIC design flows. The architecture consists of switches that program the chip; the associated routing, clocking and power grids; and the underlying logic cell that provides the programmable gates. The ProASIC architecture takes advantage of the very small switch size (as compared to competitive SRAM or antifuse approaches) as well as its reprogrammable and non-volatile features. The company anticipates that improvements in the architecture will drive performance enhancements with each subsequent product generation.

     EMBEDDED MEMORY BLOCKS. In addition to the flash memory/switch combination, which is used to configure the GateField device, embedded static memory blocks are an important feature of GateField's standard ProASIC products. GateField's current GF260F180 0.72-micron product and all of the planned 0.25-micron products will have this feature. Depending upon the product, a number of memory blocks, each containing 256 x 9 bits of memory, are available to support a variety of possible memory configurations. Each block may be programmed as an independent memory or may be combined, using dedicated memory routing resources, to form larger, more complex memories and FIFO structures. In addition, GateField's 0.25-micron product architecture allows memory paralleling to form memories of up to 11 independent memory ports (10 read, 1 write port). This approach is designed to provide GateField products with a flexible and efficient high performance embedded static memory for both Dual Port and FIFO memory requirements.

PRODUCTS

     GateField currently offers a range of 0.72-micron, flash-based programmable logic integrated circuits and associated development software and hardware. These integrated circuit products are aimed at ASIC prototyping applications and intellectual property delivery. The current ProASIC devices are available in a wide variety of plastic and ceramic package types. External configuration storage devices are not needed due to the non-volatility of flash-based ProASIC devices. Devices can be programmed either by plugging them into the company's ASICmaker-TM- programming console or a system board through the In-System-Programming (ISP) interface. GateField's development software tools facilitate the design process for its integrated circuits. These existing products have allowed GateField to sell product and software to support approximately 150 design wins with approximately 100 customers. Almost all of these customers have utilized the 0.72-micron products for ASIC prototyping or IP delivery in low quantities. In 1998, the company stopped actively promoting the sale of its 0.72-micron product. The company intends to terminate sales of this product in the second quarter of 1999. The company is currently completing initial testing of its 0.25-micron product and related software. The joint Actel/GateField marketing team began sampling initial customers in the first quarter of 1999. GateField has plans for a four-product family, which will range from 20,000 usable ASIC logic gates and 14,000 bits embedded SRAM to 100,000 usable logic gates and 65,000 bits of embedded memory. These devices are scheduled to be offered in multiple plastic quad flat packages and ball grid array packages. Production software and device programmer is expected to be available in the second quarter of 1999. Supporting software enabling customers to begin their designs became available in the first quarter of 1999.

PRODUCT DEVELOPMENT

     GateField believes that its success will depend in part on its ability to continue to enhance its existing products, develop new products and lower the price and improve the performance of its products in a timely manner. GateField's product development activities are primarily directed toward the design of new programmable ASIC solutions, the use of advanced semiconductor manufacturing processes and the development of new software tools.

     The company recently focused its research and product development efforts on a new product family based on a 0.25-micron flash process and enhanced place and route tools. Research and development expenses in 1998, 1997 and 1996 were $5.5 million, $7.9 million and $15.8 million, respectively. To continue this level of research and development, the company will need to attract and retain highly skilled engineering personnel. There can be no assurance that the company will be successful in attracting and retaining such personnel in the future.

     GateField has in the past, and may in the future, experience delays in new product development. There can be no assurance that the company will be successful in developing and marketing the 0.25-micron product, or future enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements; that the company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these future products or product enhancements; or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance.

     Failure of the company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the company's business, financial condition and results of operations. In particular, the company is currently completing initial testing of its 0.25-micron product, which is being manufactured by Siemens. GateField's failure to timely and cost-effectively develop and commercialize its 0.25-micron products would have a material adverse effect on the company's business, financial condition and results of operations.

     Complex products, such as the company's 0.25-micron product, may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the company, defects will not be found in new products, including the company's 0.25-micron product, or new versions of such products following commercial release. This could result in loss of market share, delay in or loss of market acceptance or product recall. Any such occurrence could have a material adverse effect upon the company's business, financial condition and results of operations.

MANUFACTURING

     GateField's current ProASIC products are manufactured on a 0.72-micron EE/Flash process by Rohm in Kyoto, Japan. The assembly of GateField's current products is performed by ANAM Semiconductor, Inc. in Korea. GateField performs wafer and finished goods testing in Fremont, California.

     GateField's 0.25-micron products are expected to be manufactured by Siemens Aktiengesellschaft in its new fabrication facility located in Dresden, Germany. GateField has designed its technology and product to be manufactured on Siemens' standard production C9FL Flash process. Siemens also has agreed to perform wafer die testing. GateField entered into an agreement with Siemens in June 1998 to perform these services.

     The GateField/Siemens alliance gives GateField access to Siemens' proprietary 0.25-micron flash technology for the 0.25-micron product. Test silicon results have confirmed that GateField's patented flash memory cell/switch combination and its high density programmable structures work in Siemens' standard embedded flash process. There can be no assurance, however, that such products can be manufactured in large volumes with acceptable yields. Assembly and the final testing of finished goods is expected to be performed by third party assembly and test subcontractors, such as Anam.

     GateField outsources the manufacture of its products to independent contractors on a purchase order basis. The company also relies upon a limited number of suppliers who can produce its products to its specifications and in the quantities and quality it desires. This strategy minimizes capital and management resources dedicated to manufacturing and is intended to take advantage of the strengths of the company's strategic partners: manufacturing knowledge and economies of scale in wafer fabrication, testing, assembly and quality assurance.

MARKETING, SALES AND CUSTOMERS

     GateField and Actel have a strategic alliance that gives Actel exclusive sales and marketing rights to GateField's 0.25-micron product and below. In addition, the alliance provides GateField with access to a direct sales and field application engineering (FAE) team that is approximately ten times larger than the sales and FAE force that GateField had prior to the alliance. Being one of the largest FPGA suppliers in the world, Actel provides GateField with access to a large customer and design software user base. In connection with the Actel alliance, GateField terminated its entire sales and FAE force. Consequently, the company is highly dependent on the marketing efforts and success of Actel's sales force. If Actel were to fail to perform under the Product Marketing Agreement or if the agreement were to be terminated, GateField would be required to rebuild its sales force, which would require a significant amount of time and resources, and the company's business and financial condition would be adversely affected.

     The Product Marketing Agreement with Actel contains certain GateField milestones relating to the development schedule and manufacturing costs of the .25 micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the .25 products (including certain revenue targets). GateField currently anticipates that it will fail to meet certain of its milestones relating to the cost of manufacturing one of the
 .25 products. If GateField fails to achieve such cost milestones, Actel may be relieved of its milestone obligations under the Product Marketing
Agreement and may have the right to assume control over GateField's operations relating to the manufacture of such product. Such loss of control could divert resources from other GateField development efforts and disrupt the company's development efforts with respect to the .25 product family. Also, the termination of Actel's milestone obligations would lessen the value of the Product Marketing Agreement to GateField. Such consequences of GateField's failure to achieve its milestones could have a material adverse effect on GateField's business, financial condition and results of operations.

     In addition to marketing its next generation products through the company's alliance with Actel, GateField seeks to license its technology for embedded applications with an upfront fee license and an ongoing royalty.
GateField has entered into licensing agreements with Siemens and Rohm.   The
company markets its technology for embedded applications directly to potential licensees. See "License Agreements."

     During 1998, Siemens accounted for 22% of consolidated revenues. During 1997 and 1996, one customer, Intel Corporation, accounted for 16% and 10% of consolidated revenues, respectively.

COMPETITION

     The semiconductor industry is intensely competitive and characterized by rapid technological change, rapid rates of product obsolescence and price erosion resulting from both product obsolescence and price competition. As a new entry in the high-end programmable logic market, GateField competes directly with a number of well-financed, profitable and fast-growing companies that devote a significant portion of their resources to new product development and existing product enhancements. These companies have substantially greater financial, technical and marketing resources than GateField has.

     GateField's current competitors include Xilinx, Inc., Altera Corporation, Actel Corporation, Lucent Technologies Inc., Advanced Micro Devices Inc., Vantis subsidiary, among others. The company expects that as the dollar volume of the programmable logic market grows, this market will become increasingly attractive to powerful, established companies as well as newcomers to the market.

     The principal factors upon which the company competes in the programmable logic marketplace include product performance and features, the integration capacity and flexibility of the individual circuits, the capability of software development tools, quality and reliability, pricing, technical service and support and the ability to respond quickly to technical innovation. GateField believes it can compete favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and internal wafer fabrication capabilities.

LICENSE AGREEMENTS

     In October 1997, GateField Corporation and Siemens Aktiengesellschaft entered into a strategic alliance. Under the agreement, Siemens licensed GateField's ProASIC technology to be embedded into Siemens' system level integration products, and GateField gained access to Siemens' 0.25-micron flash technology. In June 1998, GateField entered into a long-term agreement with Siemens to manufacture and test ProASIC products.

     GateField entered into a Technology License Agreement with Rohm Co. Ltd. in March 1998. Under this agreement, Rohm licensed GateField's ProASIC technology for use in nonembedded applications and in multichip packages having process technologies down to 0.5 micron and having an approximate raw gate capacity of a total of 10,240 gates. In addition, Rohm paid a one-time fee to obtain a master license to GateField's ASICmaster-TM- software. In August 1998, this license was expanded to provide Rohm with the nonexclusive right to utilize the ProASIC technology for standard ProASIC products down to 0.35-micron process geometries with no limitations on density. In addition, the expanded license allows Rohm to use the ProASIC technology for future reconfigurable SLI ICs royalty-free down to process geometries of 0.35 micron, but with royalties for less than
 .35-micron products.

     In August 1998, GateField and the Actel Corporation entered into a Product Marketing Agreement. Under the terms of this agreement, Actel received exclusive, worldwide distribution rights to GateField's standard ProASIC FPGA products below .35 micron, including FPGA products that are integrated with SRAM or Flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, Actel paid GateField an initial fee of $1 million and agreed to pay a $1 million fee upon qualification of the initial 0.25-micron product.

     GateField and Actel also entered into a license agreement which grants Actel a fully paid, exclusive, nontransferable license to sell GateField's standard ProASIC FPGA products below 0.35 micron and all resulting next generation reduced process geometry ProASIC FPGA products. Actel agreed to pay GateField a $1 million fee for the license.

     Subject to the license of certain rights to Actel, Siemens and Rohm, GateField continues to maintain ownership of its intellectual property relating to its technology and products. This allows GateField to address the emerging embedded reprogrammability market.

PROPRIETARY RIGHTS

     GateField's ability to compete is dependent in part on its proprietary rights and technology. The company relies on a combination of patent, copyright and trademark laws; trade secrets; confidentiality procedures; and contractual provisions to protect its proprietary rights. It generally enters into confidentiality or license agreements with its employees, resellers, distributors, customers and potential customers and limits access to its software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by GateField in this regard will be adequate to prevent misappropriation of its technology.

     GateField currently holds nine United States patents and has three patent applications under consideration. The company has ten patents pending in foreign countries. GateField believes that these patent rights are an important factor in the protection of its proprietary information. There can be no assurance that the company's patents will not be invalidated, circumvented or challenged; that the rights granted thereunder will provide competitive advantages to the company; or that any of the company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to GateField's technology or design around the patents owned by the company.

     GateField Corporation has common law trademark protection for the following trademarks: "GateField," "ProASIC," "ProCore," "ProReady," "GF100K," "GF200F," "GF250F," "GF260F," "GF360F," "GF460F," "ASICmaker,"
"ASICmaster," "MEMORYmaster," "Sea-of-Tiles," "ProIP," "ProSLI," and
"FlashLink."

ITEM 2.   PROPERTIES

The Company leases approximately 61,000 square feet of office space in Fremont, California, approximately 30,800 square feet of which is currently used for its headquarters and test and engineering operations. The Company subleases the remaining 30,231 square feet to Mattson Technology. The lease expires in August 1999. The Company is in the process of negotiating a new lease in the same geographic area as its existing facility, estimates it will lease approximately 15,000 square feet, and believes this space can be obtained on commercially reasonable terms.

As of December 1998, the company had a total of 37 full-time employees. The company's employees are not represented by any collective bargaining agreement with respect to their employment by the company, and the company has never experienced an organized work stoppage.

The company's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related networking and integrated circuit design expertise and for technical support personnel with networking engineering expertise. See "Risk Factors -- Dependence on Key Personnel."

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTCBB under the symbol "GATE." On July 15, 1998, GateField Corporation's stock was delisted from the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. On September 17, 1998, the company's stock was delisted from the Nasdaq SmallCap Market for failing to meet Nasdaq's on-going minimum bid price requirement. At that date, the company's stock immediately began to trade on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by the OTCBB, Nasdaq National Market or Nasdaq SmallCap Market, as applicable. Such over the counter market quotations reflect inter-dealer prices, without retail back-up, mark-down or commission and may not necessarily represent actual transactions.


                                   High           Low
--------------------------------------------------------------------------------
          1998
          First Quarter            $ 2.25         $ 1.03
          Second Quarter           $ 2.13         $ 0.84
          Third Quarter            $ 1.31         $ 0.30
          Fourth Quarter           $ 1.13         $ 0.27
--------------------------------------------------------------------------------
          1997
          First Quarter            $ 3.13         $ 1.56
          Second Quarter           $ 1.72         $ 0.56
          Third Quarter            $ 1.59         $ 0.47
          Fourth Quarter           $ 3.00         $ 1.06
--------------------------------------------------------------------------------



     At April 8, 1999, there were 1,226 stockholders of record.

     The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Moreover, no dividends shall be paid on shares of Common Stock until the holders of the Company's Series B and Series C Convertible Preferred Stock then outstanding shall have received a distribution as specified in the Company's Restated Certificate of Incorporation.

RECENT SALES OF UNREGISTERED SECURITIES

     In August 1998, the Company issued 300,000 shares of Series C Convertible Preferred Stock ("Series C Stock") to Actel for an aggregate purchase price of $3,000,000. The Series C Stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each share of outstanding Series C Stock is convertible into 6.67 shares of Common Stock plus an amount of shares at the conversion price equal to the amount of accrued and unpaid dividends on the Series C Stock. In the event all shares of the Company's Series B Preferred Stock ("Series B Stock") are redeemed, each share of Series C Stock is subject to redemption at a price of $10.00 per share plus the amount of declared but unpaid dividends.

     In November 1997, the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust (collectively, the "Idanta Entities") entered into a two phase private placement transaction, pursuant to a Series B Preferred Stock Purchase Agreement (the "Idanta Agreement"). In phase one of the transaction, the Idanta Entities agreed to purchase 1,000,000 shares of the Company's Series B Preferred Stock (the "Series B Stock") for an aggregate purchase price of $4,582,500. Each share of Series B Stock is convertible into 4.5825 shares of the Company's Common Stock plus the amount of accrued and unpaid dividends on the Series B Stock at the conversion price. In addition, Idanta agreed to purchase 4,582,500 shares of the Company's Common Stock for an aggregate purchase price of $4,582,500, pending stockholder approval of certain management proposals contained in the proxy statement filed in connection with the Company's 1997 Annual Meeting. In December 1997, the stockholders approved all the management proposals. Accordingly, in January 1998, in phase two of the transaction, Idanta purchased an aggregate of 4,582,500 shares of the Company's Common Stock for an aggregate purchase price of $4,582,500. Upon the occurrence of certain events specified in the Company's Restated Certificate of Incorporation, each share of Series B Stock is either (i) subject to redemption at the election of at least 51% of the then outstanding shares of Series B Stock or (ii) convertible into the number of shares of Common Stock equal to the number of shares obtained by dividing the sum of 4.5825 plus accrued and unpaid dividends by 0.75. The Series B Stock and the Common Stock were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     In October 1998, the Company was notified by Idanta of their desire to redeem, in cash, an aggregate of 981,997 shares of the Company's Series B Stock (the "Shares") at a redemption price equal to $4.5825 per share plus accrued dividends thereon. Pursuant to the Idanta Agreement, Idanta became entitled to redemption upon the delisting of the Company's Common Stock from the Nasdaq SmallCap Market. In December 1998, the Company redeemed the Shares for an aggregate price of $4,648,000. An aggregate of 18,003 shares of Series B Preferred Stock remain outstanding.

     In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% subordinated convertible debentures (the "1997 Debentures") and warrants to purchase an aggregate of 500,000 shares of Common Stock (the "Warrants"). The 1997 Debentures accrued interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the 1997 Debentures were not previously converted. The 1997 Debentures were convertible at the option of the holder into the Company's Common Stock at a discount up to 20% from market price. The Warrants have a term of 60 months and have an exercise price of $2.25 per share. The 1997 Debentures and Warrants were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act.

     In May 1997, the 1997 Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock having an aggregate stated value of $3,500,000. In addition, the Preferred Stock Purchase Warrants (the "Preferred Warrants") were issued to the holders of the Debentures to purchase a total of 42,858 shares of Series A Stock. The term of the Preferred Warrants is 60 months with an exercise price of $35.00 per share (provided such warrants could only be exercisable when the last reported sales price of the Common Stock on the most recent trading day is equal to or greater than $1.50 per share). The Preferred Warrants and the Series A Stock issued upon exercise were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. Subsequently, 51,972 shares of the Series A Stock were converted into 4,546,928 shares of the Company's Common Stock at prices ranging from $0.367 to $0.606 per share. The shares of Common Stock issued upon the conversion of the Series A Stock were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act. In August 1997, the Company redeemed all of the remaining outstanding shares of the Series A Stock and the Preferred Warrants for an aggregate price of $1,827,000. Also in August 1997, the outstanding Warrants for 500,000 shares of Common Stock were exchanged for new warrants to purchase 350,000 shares of the Company's Common Stock at an exercise price of $0.53125 per share. The warrants, issued upon exchange of the old warrants, were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. In September 1997, Common Stock warrants to purchase an aggregate of 105,000 shares of Common Stock were exercised for an aggregate price of $56,000. The shares of Common Stock issued upon exercise of the warrants were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act.

     In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debentures (the "1996 Debentures") to institutional investors as part of a private placement. The 1996 Debentures accrued interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the 1996 Debentures were not previously converted. The 1996 Debentures were convertible at the option of the holders into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. During 1996, an aggregate of $4,356,000 ($4,300,000 of the original principal of the 1996 Debentures and $56,000 of accrued interest) were converted into 2,691,000 shares of Common Stock. During 1997, an aggregate of $5,998,000 ($5,700,000 of the original principal of the 1996 Debentures and $229,000 of accrued interest) were converted into 7,418,000 shares of Common Stock. The shares of Common Stock issued upon the conversion of the 1996 Debentures were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act. In addition, the investors received warrants to purchase 59,500 shares of Common Stock at an exercise price of $10 per share. The term of the warrants was 30 months. The warrants were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. At December 31, 1998 there was no outstanding balance on the 1996 Debentures and a total of 10,109,000 shares of Common Stock had been issued upon conversion of the 1996 Debentures.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    1998          1997 (d)        1996           1995           1994
------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Revenues                               $  7,700 (c)   $ 15,503 (c)      $ 33,577      $ 51,117 (a)   $ 50,051 (a)
Gross profit                           $    393       $  4,600          $ 16,569      $ 33,624       $ 30,094
Operating income (loss)                $(12,453)      $(17,120)         $(18,435)     $  2,550       $ (9,511)
Net income (loss)                      $ (8,268)      $(16,432)         $(21,376)     $  1,957       $ (9,748)(b)
Basic net income (loss) per share:
  Profit (loss) before extraordinary
    item                               $  (0.20)      $  (0.72)         $  (1.03)     $   0.09       $  (0.52)
  Extraordinary item                                     (0.03)
                                       --------       --------          --------      --------       --------
  Net income (loss) per share          $  (0.20)      $  (0.75)         $  (1.03)     $   0.09       $  (0.52)
Diluted net income (loss) per share:
  Profit (loss) before extraordinary
    item                               $  (0.20)      $  (0.72)         $  (1.03)     $   0.09       $  (0.52)
  Extraordinary item                                     (0.03)
                                       --------       --------          --------      --------       --------
  Net income (loss) per share          $  (0.20)      $  (0.75)         $  (1.03)     $   0.09       $  (0.52)
Basic weighted average shares
  outstanding                            41,251         30,303            20,655        19,393         18,598
Diluted weighted average shares
  outstanding                            41,251         30,303            20,655        21,233         18,598
------------------------------------------------------------------------------------------------------------------
YEAR END FINANCIAL DATA:
Working capital (deficit)              $ (3,510)      $    (47)         $ (1,240)     $  6,741       $  1,621
Total assets                           $  6,853       $ 11,256          $ 29,527      $ 28,980       $ 29,825
Redeemable preferred stock             $  3,083       $  4,594                 -             -              -
Long-term debt                         $    330       $     58          $  6,636 (d)  $  1,207       $  1,874
------------------------------------------------------------------------------------------------------------------

(a) Revenues, net income and net income per share for 1995 included amounts related to a technology distributed by GateField and owned by a U.K. Company. Effective January 1, 1996, the two companies formed a joint venture. Consequently, specific revenues and costs related to this product were no longer consolidated in GateField's financial statements beginning in 1996.

(b) The net loss in 1994 included a charge for asset write-downs and staff reductions of $6,800,000, primarily related to the Company's decision to discontinue selling the Paradigm ViP-TM- (VHDL instruction processor) product.

(c) Revenues decreased in 1998 and 1997 due to the sale of certain assets of the Company (see Note 4 of Notes to Consolidated Financial Statements).

(d)  As restated, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

OVERVIEW

     GateField Corporation designs, develops, manufactures and markets high density, high performance programmable logic solutions and related development software. The company's products are flash-based FPGAs trademarked as programmable ASICs (ProASIC-TM-). The products were developed using two proprietary and patented technologies: a flash-based switching element and a fine-grained, gate array-like ProASIC architecture. The company believes the principal advantages of GateField products over alternative SRAM-based and antifuse devices are: smaller chip size for the same geometries, reprogrammability and non-volatility and the ability to use a standard electronic design automation (EDA) application specific integrated circuit
(ASIC) design flow.

     GateField's products are designed to provide high integration, fast time-to-market and fast time-to-volume for electronic equipment manufacturers in the networking, telecommunications, computer, peripheral, industrial control, instrumentation and consumer markets. Rohm Co. Ltd. fabricates GateField's current 0.72-micron ProASIC product wafers. Siemens Aktiengesellschaft has agreed to manufacture GateField's 0.25-micron product wafers in its production facility in Dresden, Germany.

     During the past two years, GateField Corporation has experienced downsizing, reorganization and a change in its core business. With the sale of its assets related to the verification products in 1997, the company completed the transition of its core business from a provider of high performance verification products to a provider of FPGA products. (See Note 4 of the "Notes to Consolidated Financial Statements.") Accordingly, annual revenues have steadily declined over the three-year period to $7.2 million in 1998 down from $15.5 million in 1997 and $33.6 million in 1996. Operating expenses also decreased to $12.9 million in 1998 from $21.8 million in 1997 and $35.0 million in 1996 as the company reduced its staff each year to match forecasted sales.

     The company began selling its 0.72-micron standard ProASIC product in late 1996. The product was not financially successful due to poor manufacturing yields; however the product did prove the feasibility of the technology. In 1998, the company stopped actively promoting the sale of its 0.72-micron ProASIC product and intends to terminate sales in the second quarter of 1999.

     The company is now developing a family of 0.25-micron and below programmable ASIC products and has no significant sales. GateField is currently completing initial testing of the 0.25-micron product. It began sampling initial customers in the first quarter of 1999.

     In August 1998, the company entered into a strategic alliance with Actel Corporation, under which Actel received exclusive, worldwide distribution rights to GateField's 0.25 micron and below standard ProASIC products. Actel also purchased the assets of GateField's Design Services product line as well as $3 million of the company's Series C Preferred Stock, which is convertible into 2,000,000 shares of GateField common stock. As a result of the alliance the company essentially eliminated its sales and marketing department.

     GateField maintains rights to the intellectual property underlying its technology allowing it to address the emerging market for embedded reprogrammability. The company will seek to license its technology for embedded products in the future. GateField has entered into licensing agreements with Siemens and Rohm, which provide them with manufacturing or distribution rights to various GateField products; these agreements have resulted in approximately $4.5 million in deferred revenue as of December 31, 1998. (See Description of Business-License Agreements). These agreements do not include per unit royalty fees.

     In light of expected decline in sales, the company reviewed its strategies, organization and expenses in the third quarter of 1998 and as a result, significantly reduced personnel and other operational expenses. Fourth quarter operating expenses in 1998 were approximately $2.1 million. GateField plans to maintain these lower operating costs in the future due to the sale of the design services business, cost-saving measures implemented in all departments during the fourth quarter of 1998 and almost complete elimination of sales and marketing personnel. Management's plan in 1999 is to control operating expenses at approximately those levels achieved in the fourth quarter of 1998, to begin sales of the .25-micron standard ProASIC product, and to obtain additional financing. Because the Company has terminated product lines and changed development direction and its operating model, its historical financial performance cannot and should not be used to indicate future financial performance.

     Subsequent to the issuance of the company's 1997 consolidated financial statements, the company determined that certain transactions recorded in connection with the $10,000,000 and the $3,500,000 Subordinated Convertible Debenture Notes and the Siemens License Agreement, were inappropriately recorded. As a result the company's 1996 and 1997 financial statements have been restated from amounts previously reported to appropriately reflect these transactions (See Note 12 of the "Notes to Consolidated Financial Statements."). References to 1997 results of operations herein have been revised to reflect the affects of the restatement.

RESULTS OF OPERATIONS

REVENUES

     Total product revenues declined to $2.6 million in 1998 down from $5.4 million in 1997 and $18.2 million in 1996. Sales of verification related products were zero in 1998, $2.5 million in 1997 and $17.9 million in 1996. Sales of ProASIC related products were $2.6 million in 1998, $2.9 million in 1997 and $304,000 in 1996. ProASIC product revenue includes license fees from Siemens and from Rohm of approximately $1.1 million in 1998. The decline in verification related products to zero in 1998 was due to the sale of verification products in 1997. The decline in ProASIC revenues in 1998 from 1997 was due to a highly competitive environment brought on by the introduction of smaller, cheaper geometries by competitive technologies and the decision by the company to halt active sales efforts for the 0.72-micron product in the third quarter of 1998. As was previously mentioned, the company sold the assets related to the verification products in 1997, and therefore the related revenue ceased in 1997. The ProASIC product revenue relates to the company's 0.72-micron products, which will be terminated in the second quarter of 1999. Most of the company's revenues in 1999 will come from the introduction of its 0.25-micron products. However, at this time the company does not know when sales will begin, nor how many products will be introduced and in what packages. It is impossible to anticipate the degree of market acceptances of this new technology, or whether it will be accepted at all. Therefore the revenues associated with the new 0.25-micron product cannot be predicted with any degree of accuracy.

     Service revenues were $5.1 million, $10.1 million and $15.3 million in 1998, 1997 and 1996, respectively. Service revenues are comprised of two components: maintenance contracts on the verification systems and design services. Verification maintenance revenues were $2.3 million in 1998, $8.7
million in 1997 and $9.9 million in 1996.   The decline in verification
maintenance revenues in 1998 from 1997 relates to the sale of the underlying verification products and the termination of new sales of those products by the purchaser. The company expects revenues from the verification services to continue to decline at an accelerated rate and eventually to cease in 1999. Service fees related to the company's Design Service product line, which was sold to Actel in August 1998, were $2.8 million in 1998, $3.8 million in 1997 and $5.4 million in 1996. As the design service unit was sold in August 1998, the company does not expect any future revenue from these products in 1999.

GROSS MARGIN

     Gross margin in 1998, 1997 and 1996 was affected by many factors, including but not limited to: license fees, pricing strategies, product mix, yield variations and increased costs incurred in the introduction of new products. Gross margin was approximately $393,000 in 1998, $4.6 million in 1997 and $16.6 million in 1996. Gross margin as a percentage of total revenues was 5% in 1998, 30% in 1997 and 49% in 1996.

     Gross margin (deficit) from product revenues was ($2.0) million, ($1.0) million, and $9.8 million in 1998, 1997 and 1996, respectively. Gross margin related to verification products was zero in 1998, ($1.8) million or 75.4% in 1997 and $9.6 million or 53.8% in 1996. The decline in gross margin in verification related products to zero in 1998 was due to the sale of the verification products in 1997. Gross margin related to these products ceased in 1997. Gross margin (deficit) related to ProASIC products was $(2.0) million in 1998, ($3.3) million in 1997 and $149,000 in 1996. Poor manufacturing yields in 1998 on the 0.72-micron product wafers negatively affected the margins of 0.72-micron products. In 1998, negative ProASIC product margins were significantly affected by a $1.8 million inventory write-down charge for 0.72-micron product inventories to reflect a decrease in the net realizable value, which was partially offset by $1.2 million in license revenue with minimal related costs. The decline in ProASIC gross margins in 1998 versus 1997 were largely due to volume differences and the inventory write-down charge. As the design and manufacturing processes are different for the 0.72-micron and the 0.25-micron products, the yield and, hence, the gross margins on the two products are totally unrelated, thus, the company cannot predict its margins for 1999 with any degree of certainty. Gross margin related to 0.72-micron products will cease in the second quarter of 1999, and it is not expected to be a significant amount.

     Gross margin from service revenues was $2.4 million in 1998, $5.6 million in 1997 and $6.8 million in 1996. Gross margin as a percentage of service revenues was 48%, 56% and 44% for the three years respectively. Margins related to maintenance contracts on the verification systems were $2.2 million or 69.7% in 1998, $4.8 million or 77.5% in 1997 and $5.8 million or 58.2% in 1996. The verification maintenance revenues and hence the related gross margins, will continue to decline to zero in 1999. Margins related to design services were $277,000 or 14% in 1998, $725,000 or 19% in 1997 and
$1.0 million or 17.2% in 1996. The design services business is on a contract basis and margins can vary fairly significantly from customer to customer depending on the nature of the service being rendered. Also, because revenue from design services stopped in August 1998, the company does not expect any gross margin contribution from this source in 1999. Gross margin from service revenues, if any, are not expected to be significant in 1999.

SALES AND MARKETING

     Sales and marketing expenses were $4.1 million or 53% of total revenues in 1998, $9.7 million or 62% in 1997 and $14.3 million or 43% in 1996. In 1998, sales and marketing expenses decreased 58% or $5.6 million reflecting the reduced staffing levels in the second half of 1997 and the elimination of the sales department and most of the marketing department in the second half of 1998. In 1997, sales and marketing expenses decreased 33%, or $4.7 million, compared to 1996. This was primarily due to reduced staffing levels resulting from the disposition of product lines in 1997. However, sales and marketing expenses increased in 1997 as a percentage of revenue as a result of efforts to support the introduction of several new products in our ProASIC-TM- product family.

     As a result of GateField's efforts to market its 0.72-micron products in 1997 and early 1998, the company realized the process of introducing new products to the semiconductor marketplace required significant sales and marketing resources. The company elected to sell the exclusive worldwide distribution rights to its 0.25 and below ProASIC products to the Actel Corporation in August 1998 and to focus on product development. With this strategic alliance in place, GateField expects only minimal marketing expenses in 1999 to support strategic initiatives and product design efforts.

RESEARCH AND DEVELOPMENT

     GateField's research and development expenses were $5.5 million, $7.9 million and $15.8 million in 1998, 1997 and 1996, respectively. The 30% decrease in 1998 over 1997 and the 50% decrease in 1997 over 1996 were principally due to reduced staffing levels resulting from the sale of the verification businesses in 1997 and 1998. GateField's current research and development efforts are now focused on its ProASIC products; the company believes its current staffing levels and, therefore, research and development expenses will remain relatively constant for 1999.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.3 million, $4.2 million and $4.9 million in 1998, 1997 and 1996, respectively. The decrease in general and administrative expenses in 1998 as compared to 1997 and in 1997 as compared to 1996 was primarily related to decreased staffing levels, cost-cutting measures and reduced overhead resulting from the reduction or termination of operations in its Taiwan, United Kingdom, France and German offices. These reduced expenses were partially offset by higher legal and financial consulting expenses associated with the strategic relationships in 1997 and 1998. The company believes that general and administrative expenses will remain relatively constant in 1999.

OTHER INCOME AND EXPENSE

     Net interest expense was $173,000 in 1998 compared to $1.4 million in 1997 and $3.2 million in 1996. The decrease in 1998 reflects the lack of interest-bearing debt compared to earlier periods and interest income on positive bank balances held throughout the year due to new issuance's of equity at the end of 1997 and during 1998. The decrease in 1997 was primarily due to a decrease in interest expense related to the subordinated convertible debentures that were converted to common stock in 1997 offset by the amortization of discount related to convertible debentures issued in 1997.

     Other income was $4.4 million in 1998, $3.1 million in 1997 and $0.2 million in 1996. These amounts include a $4.5 million gain in 1998 from the sale of the Design Service assets to Actel, a $2.7 million gain from the sale of the verification and LightSpeed product families and the sale of the company's interest in QSS in 1997. (See Note 4 of the "Notes to Consolidated Financial Statements.")

NET LOSS

     The net loss for 1998 was $8.3 million, which compares to a net loss of $16.4 million in 1997 and a net loss of $21.4 million in 1996. Recognizing the impact of lower sales in these years, the company took steps to decrease operating expenses through a series of reorganizations, which helped to progressively reduce the annual net loss. Fiscal years 1998 and 1997 were also impacted by lower than expected sales from the 0.72-micron products and their corresponding negative gross margins.

     The $8.3 million net loss in 1998 was bolstered by a $4.5 million gain in other income from the sale of the company's Design Services assets to Actel. This compares to a $16.4 million net loss in 1997 which was also aided by a $2.7 million gain in other income from the sale of certain assets in that year and offset by $500,000 in debt discount amortization and $1 million debt extinquishment losses. (See Note 4 of the "Notes to Consolidated Financial Statements.") The losses in 1998 and 1996 were additionally impacted by $2.2 million and $1.8 million, respectively, in one-time inventory write-down charges to cost of sales. Additionally in 1996 there was $1.8 million of bad debt and reorganization costs and $2.5 million of amortization expense related to debenture discounts.

LIQUIDITY AND CAPITAL RESOURCES

     GateField has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business.

     Net cash used in operations was $8.2 million in 1998 compared to $11.3 million in 1997 and $12.6 million in 1996. During 1998 and 1997, there was a significant decline in the size of the business as the company transitioned to an intellectual property company and sold off its other significant assets related to product lines. This decrease in the size of the business resulted in a decrease in the net loss, accounts receivable, accounts payable and accrued liabilities. The decrease in 1998 was partially offset by the receipt of $4.5 million in license fees resulting in deferred revenue. Cash used in operations in 1996 principally reflects the net loss generated by operations, net sales under capital leases and a growth in inventories, partially offset by a growth in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $5.2 million in 1998 compared to $11.2 million in 1997 and compares to a net cash used by investing activities of $3.5 million in 1996. The amounts generated in 1998 and 1997 were primarily due to cash receipts from the disposition of product families. GateField expects to invest a minimum of $300,000 and possibly as much as $800,000 in mask sets for its new 0.25-micron product in 1999 but does not anticipate any other significant capital asset acquisitions during the upcoming year.

     Net cash generated by financing activities was $2.9 million in 1998, which compares to $3.0 million in 1997 and $13.9 million in 1996. The increase in 1998 was due to the $4.6 million sale of common stock to a single investor in the first quarter of 1998, the $3.0 million sale of Convertible Preferred Stock in August 1998, offset by the $4.6 million redemption of the company's Series B Convertible Preferred Stock in December 1998. (See Note 10 of the "Notes to Consolidated Financial Statements.") The decrease in net cash provided by financing activities in 1997 as compared to 1996 was primarily due to decreased levels of debenture offerings in 1997 as well as reduced levels of bank debt and financing obligations in 1997, partially offset by the sale of $4.6 million in Convertible Preferred Stock. (See Note 10 of the "Notes to Consolidated Financial Statements.") Cash generated by financing activities in 1996 was primarily attributable to a $10.0 million subordinated convertible debenture notes offering and $3.2 million in bank borrowings.

     At December 31, 1998, the company had cash and cash equivalents of $3.8 million. The company had a working capital deficit of $3.5 million compared to deficits of $47,000 at December 31, 1997 and $1.2 million at December 31, 1996.

     During 1998, 1997 and 1996, GateField incurred net losses of approximately $8.3 million, $16.4 million and $21.4 million, respectively. The company expects to continue to generate such losses for at least the remainder of 1999. Additionally, the company had a working capital deficit of $3.5 million at December 31, 1998. As a result, the company estimates it will have utilized all of its currently available capital resources on or about April 30, 1999. Thus, the company will be unable to continue as a going concern if sufficient funding is not available. Accordingly, the Board of Directors has authorized management to pursue efforts to sell common stock or preferred stock in order to raise additional capital to finance the company's operations as well as to seek other sources of funds. The board has authorized management to seek from $10 to $12.5 million in additional capital to fund operations.

     GateField has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners. In this regard, management has held discussions with Idanta Partners Ltd. and Actel Corporation, each a significant stockholder, of the company (which together with their affiliates are called "investor stockholders"). These investor stockholders have indicated their preliminary interest in providing additional financing (called a "proposed financing"). The price per share of Common Stock to be issued in such a proposed financing is expected to be determined at about the time the offering is made and at this time is undetermined, although it is anticipated that the Common Stock would be issued at a substantial discount to the prevailing market price to reflect the illiquidity of the shares. GateField is seeking one or more institutional investors to participate in the proposed financing; however, it has not yet identified such investors. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of current stockholders. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to GateField and its stockholders. If adequate funds are not available, the company would be required to delay, limit or eliminate some or all of its proposed operations.

     To meet the company's capital requirements pending the closing of the proposed financing, GateField has held discussions with the investor stockholders in which the investor stockholders have indicated on a preliminary basis their willingness to extend loans to the company in the aggregate principal amount of $4 million called "investor loans". The company currently anticipates that capital in the aggregate principal amount of $6 to $12 million will meet GateField's operating requirements through 1999. It is anticipated that any loans from the investor stockholders would automatically be convertible into shares of common stock at the closing of, and upon the same terms and conditions as, the proposed financing, subject to reduction in the event that the proposed offering is fully subscribed for. The investor stockholders have indicated their preliminary interest in serving as stand-by purchasers of a portion of any unsubscribed amount of the offering. Although the investor stockholders have indicated their preliminary interest in providing the investor loans, no assurance can be given that the investor loans will be available or that if available will be obtained on terms favorable to GateField and its stockholders. If the investor loans are not provided and adequate funds from other sources are not available by April 30, 1999, the company will be required to terminate its operations.

     On July 15, 1998, the GateField Corporation's stock was delisted from the Nasdaq National Market and moved to the Nasdaq SmallCap Market. On September 17, 1998, the company's stock was delisted from the Nasdaq SmallCap Market for failing to meet Nasdaq's on-going minimum bid price requirement. At that date, the company's stock immediately began to trade on the OTC Bulletin Board.

YEAR 2000 ISSUES

     GateField Corporation is aware that many existing information technology
(IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The company has formed a "Year 2000 Team" to identify, access and resolve Year 2000 compliance issues. The Year 2000 Team is testing and evaluating GateField's products and the company's IT systems; the team recently completed an inventory of all material Year 2000 issues.

     To date, GateField has not identified any significant areas of noncompliance with respect to its products or IT and non-IT systems. It expects that the assessment and all remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar year 1999. GateField intends to take the necessary steps to make its systems Year 2000 compliant. These steps may require the company to modify, upgrade or replace some of its internal financial and operational systems. The cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been determined. While these efforts may involve additional costs, GateField believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the company--although no assurances can be given.

     The company also has begun discussions with significant customers, suppliers and service providers to determine their plans to address Year 2000 issues. Although GateField anticipates cooperation in these efforts, it may be difficult for the company to obtain assurances of Year 2000 readiness from such third parties. If any customers, suppliers or service providers fail to appropriately address their year 2000 issues, such failure could have a material adverse effect on GateField's business, financial condition and results of operation. The Year 2000 Team intends to develop contingency plans in the event any third party that provides goods or services essential to the company's business fails to appropriately address their Year 2000 issues. Even if GateField's assessments, resolutions and contingency plans are completed and put in place on time, there can be no assurance that such actions will be sufficient to address any third-party failures. Nor can GateField be assured that unresolved or undetected internal and external Year 2000 issues with third parties will not have a material adverse effect on the company's business, financial condition and results of operations.

     Although GateField believes that its Year 2000 Team will identify all of the company's material Year 2000 issues, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the company, there can be no assurance that the company will be able to identify and accurately evaluate all such issues. As the process of identifying, accessing and resolving Year 2000 compliance issues proceeds, the company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. Even if the company's assessments and resolutions are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the company's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the company's financial position, results of operations or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 31, 1999 are as follows:


     Name                Age       Position
     ----                ---       --------
     Timothy Saxe        43        President, Chief Executive Officer and
                                   Chief Operating Officer

     Peter G. Feist      44        Senior Vice President, Marketing

     James B. Boyd       46        Chief Accounting Officer and Controller

     TIMOTHY SAXE, a founder of the Company, has been President and Chief Operating Officer of the Company since July 23, 1998 and Chief Executive Officer of the Company since February 8, 1999. From October 1997 to July 1998 he was Vice President of Engineering and Research and Development of the Company. From 1993 to 1997, Dr. Saxe was Vice President of Engineering of the GateField division of Zycad.

     PETER G. FEIST has served as Vice President, Business Development of the Company since October 1996. From January 1995 to September 1996, he was Regional Manager, Europe for Hyundai Electronics, Digital Media Division, a semiconductor company. From April 1985 to December 1994, he was Director of Marketing for LSI Logic GmbH, an ASIC company.

     JAMES B. BOYD has served as Chief Accounting Officer and Controller of the Company since April 1998. From February 1998 to April 1998, he was a consultant with various companies for Re:Sources, an accounting agency. Prior to that time, he was Chief Financial Officer of AirMedia, Inc. a software developer and manufacturer of wireless mobile products. From March 1996 to August 1997, he was Controller of Netopia Communications, Inc., a
manufacturer of network communications equipment.   From December 1992 to
March 1996, he was an independent consultant working for several technology companies.

FACTORS AFFECTING FUTURE RESULTS

OPERATING LOSSES AND NEGATIVE WORKING CAPITAL

     Currently, GateField has a negative working capital position. Also, the company has not reported an operating profit since fiscal 1995. The company reported operating losses of $12.5 million in 1998, $17.1 million in 1997 and $18.4 million in 1996. In fact, the company does not expect to be profitable, if at all, until 2000. There are several factors contributing to this: the company continues to allocate its resources to the 0.25-micron product; the semiconductor industry, in general, is experiencing overcapacity and decreasing prices; and weak economic conditions in the Asia Pacific region and Japan continue to impact the marketplace. GateField cannot predict how long it will continue to experience significant or increasing operating and net loss or whether or if it will become profitable.

NO ASSURANCE OF FUTURE FUNDING

     GateField must continue to make significant investments in research and development to remain competitive. Its future capital requirements will depend on many factors, including, among others: product development expense levels, investments in working capital, and the amount of income generated by operations, including royalty income and income deriving from the Actel relationship. To the extent that existing resources and future earnings are insufficient to fund the company's operations, GateField may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the company's common stock.

     The company has historically funded its operations primarily through private equity and debt financings, sale and leaseback arrangements and bank financing and credit lines. The company intends to continue to explore and, as appropriate, enter into discussions with current stockholders and other parties regarding possible future sources of capital (See "Liquidity and Capital Resources"). Although both Actel and Idanta have indicated their preliminary interest in providing additional funding, no assurance can be given that this additional financing will be available or that, if available, it can be obtained on terms favorable to GateField and its stockholders. Unless the company obtains additional funding, the company will have utilized all its currently-available resources on or about April 30, 1999.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

     GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its next generation of 0.25-micron products. GateField is currently completing initial testing of its 0.25-micron products and related software. The joint Actel/GateField marketing team began sampling initial customers in the first quarter of 1999. Production software and a device programmer are scheduled to be available in the second quarter of 1999. No assurance can be given that the company's design and introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron products is unsuccessful or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

     The company's 0.25-micron products are highly complex and may contain undetected or unresolved defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the company, defects will not be found in new products, including the company's 0.25-micron products, or new versions of such products following commercial release. This could result in loss of market share, delay in or loss of market acceptance or product recall. Any such occurrence could have a material adverse effect upon the company's business, financial condition and results of operations.

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

     GateField does not manufacture any of the wafers used in the production of its products, including its 0.72-micron ProASIC products. This dependence on independent wafer manufacturers puts GateField at risk should its suppliers be unable or unwilling to produce GateField's products.

     Currently, GateField's 0.72-micron ProASIC products are manufactured by Rohm in Japan. In addition, GateField has an agreement with Siemens to manufacture the company's new 0.25-micron products at Siemens' wafer fabrication facility located in Germany, once initial testing of the GateField 0.25-micron products is completed. As the company's products migrate to 0.25-micron geometries, GateField will become increasingly dependent on Siemens for the manufacture of its products. This dependence on a single foundry subjects the company to risks associated with an interruption of supply from a single source. Furthermore, Siemens is spinning off its semiconductor business, so there can be no assurance that the wafer manufacturing portion of such operations will be willing and capable of continuing to support the manufacture of GateField's products.

     GateField plans to initially produce its 0.25-micron products in relatively low volumes. Still, it will be competing with Siemens' internal requirements for production capacity and the attention of Siemens' process engineers. The company's reliance on Siemens to fabricate its 0.25-micron products involves significant risks, such as technical difficulties or damage to production facilities that could limit production and reduce yields, lack of control over capacity allocation and lack of control over delivery schedules. Also, these risks are increased by the fact that GateField does not have second source suppliers for any of its wafer products.

     GateField has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the company will not experience similar or more severe delays in the future. Although GateField has supply agreements with both Rohm and Siemens, a shortage of raw materials or production capacity could lead either of them to allocate available capacity to customers other than GateField. Or in the case of Siemens, internal uses could delay manufacture of GateField products and interrupt GateField's capability to meet its product delivery obligations. Any inability or unwillingness of GateField's independent wafer manufacturers to provide adequate quantities of finished wafers to satisfy GateField's needs in a timely manner would delay production and product shipments and could have a material adverse effect on GateField's business, financial condition and results of operations. These risks are particularly pronounced with respect to the company's reliance on Siemens as the only manufacturer of the company's 0.25-micron products.

     If GateField's independent wafer manufacturers were unable or unwilling to manufacture GateField's products as required, the company would have to identify and qualify additional foundries. The development and qualification process typically takes one year or longer. No assurance can be given that any additional qualified wafer foundries would become available or be able to satisfy GateField's requirements on a timely basis. In particular, the company has invested significant amounts of time and resources in working with Siemens to develop and improve the manufacturing processes relating to GateField's 0.25-micron product family. Although Siemens has also invested significant resources into its relationship with GateField, if Siemens were unable or unwilling to manufacture such products as anticipated by GateField, GateField would be unable to introduce such products to market on a timely basis, which would have a material adverse effect on the company's business, financial condition and results on operations.

RELIANCE ON ACTEL RELATIONSHIP

     In August 1998, GateField entered into a strategic relationship with Actel Corporation. In a product marketing agreement, Actel acquired the exclusive right to distribute GateField's standard ProASIC products based on 0.25 micron and smaller geometries. In connection with the formation of the alliance, GateField terminated its entire sales force and does not anticipate creating a new sales force in the foreseeable future. Consequently, GateField is highly dependent on Actel's sales efforts and the success of its sales force in marketing GateField's 0.25-micron products.

     Actel will continue to market its own products, including products that are competitive with GateField's products. Accordingly, there is a risk that Actel may give higher priority to the Actel products, thus reducing its efforts to sell GateField's products. In addition, GateField's agreement with Actel is terminable by Actel under a variety of circumstances, including GateField's material breach of the product marketing agreement. As GateField would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with GateField would have a material adverse effect on GateField's business, financial condition and results of operations. Furthermore, if Actel's sales and marketing efforts do not achieve anticipated growth rates, GateField would be forced to reduce the amount of product that is manufactured. As a result, the company's profit margins on future sales of higher cost products would be reduced because GateField would be unable to take full advantage of Siemens' manufacturing cost reductions.

     The Product Marketing Agreement with Actel contains certain GateField milestones relating to the development schedule and manufacturing costs of the
 .25 micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the .25 products (including certain revenue targets). GateField currently anticipates that it will fail to meet certain of its milestones relating to the cost of manufacturing one of the .25 products.
If GateField fails to achieve such cost milestones, Actel may be relieved of its milestone obligations under the Product Marketing Agreement and may have the right to assume control over GateField's operations relating to the manufacture of such product. Such loss of control could divert resources from other GateField development efforts and disrupt the company's development efforts with respect to the .25 product family. Also, the termination of Actel's milestone obligations would lessen the value of the Product Marketing Agreement to GateField. Such consequences of GateField's failure to achieve its milestones could have a material adverse effect on GateField's business, financial condition and results of operations.

COMPETITION

     The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. GateField's existing competitors include suppliers of conventional gate arrays, complex programmable logic devices (CPLDs) and FPGAs. The company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. GateField also faces competition in the future from major domestic and international semiconductor suppliers and suppliers of logic products based on new or emerging technologies. Given the intensity of the competition and the research and development being done, no assurance can be given that GateField's technology--or patents--will remain competitive.

     Important competitive factors in GateField's market are: price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws and technical service and support. Failure of GateField to compete successfully in any of these or other areas could have a material adverse effect on its business, financial condition and results of operations.

     Furthermore, if there was a downturn in the market for CPLDs and FPGAs, GateField believes companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than GateField. Many of the company's current and potential competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than GateField has.

DEPENDENCE ON KEY PERSONNEL

     GateField's success is dependent in large part on the continued service of its key management, engineering, marketing and support employees. Competition for qualified personnel, particularly skilled IC engineers, is intense in the semiconductor industry. The loss of GateField's current key employees, or the inability of the company to attract other qualified personnel, could have a material adverse effect on GateField. The company does not have employment agreements with any of its key employees, but it does have standard non-disclosure agreements with all technical and management employees and it does have indemnity agreements with Dr. Timothy Saxe, its chief executive officer, president and chief operating officer, and Peter G. Feist, its senior vice president of marketing, and James B. Boyd, its chief accounting officer.

PRICE EROSION

     The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry in general, and for GateField's products in particular, have declined significantly over the life of each product. Moreover, GateField is highly dependent on Actel for the marketing of the company's next generation of ProASIC products. While GateField expects that the average selling prices of its products will be reduced over time as the company achieves manufacturing cost reductions, GateField may from time to time be required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, GateField occasionally approves price reductions on specific sales to meet competition. If these reductions are not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices of GateField's products will reduce gross margins and could have a material adverse effect on the company's business, financial condition and results of operations.

MANUFACTURING YIELDS

     GateField depends upon its independent wafer manufacturers to produce wafers with acceptable yields and to deliver them to GateField in a timely manner. Currently, substantially all of the company's revenues are derived from products based on GateField's proprietary ProASIC technology. Successful implementation of ProASIC technology requires a high degree of coordination between GateField and its independent wafer manufacturers. In particular, with respect to the manufacture of GateField's 0.25-micron products, Siemens will require significant lead-time to reach volume production on new processes. Accordingly, no assurance can be given that volume production or acceptable yields with respect to GateField's new 0.25-micron product family will be achieved on a timely basis or at all.

     The manufacture of high-performance ProASIC products is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. As is common in the semiconductor industry, GateField has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries of the 0.25-micron products would adversely affect GateField's business, financial condition and results of operations.

SEMICONDUCTOR INDUSTRY RISKS

     The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, which are characterized by rapid technological change, product obsolescence, diminished product demand, accelerated price erosion and overcapacity. Currently, the semiconductor industry is in the midst of such a downturn. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their "end customers") and declines in general economic conditions. Some of these downturns have lasted for more than a year. Also, during such periods, customers of semiconductor manufacturers benefiting from shorter lead times may delay some purchases of semiconductors into future periods.

     The current semiconductor industry downturn began in the fourth quarter of 1995. The economic recessions in Japan and in other countries in the Asia Pacific region have made the current downturn in the semiconductor industry worse. The economies in these regions are contracting, and demand for semiconductors and silicon wafers in these regions has decreased significantly.

     GateField has experienced in the past, and may experience again in the future, substantial period-to-period fluctuations in business and results of operations. This can adversely affect the market price of the company's common stock. The main factors affecting these fluctuations is the performance of the semiconductor industry, overall economic conditions, or other factors, including legislation and regulations governing the import or export of semiconductor products.

DEPENDENCE ON DESIGN WINS

     For GateField to sell its ProASIC products to a customer, the customer must incorporate the company's ProASIC technology into the customer's product in the design phase. GateField is highly dependent on Actel's sales marketing and FAE team, in conjunction with the support of GateField resources, to persuade potential customers to incorporate the company's standard ProASIC product into new or updated products. These efforts may precede by many months (and sometimes a year or more) the generation of volume sales, if any, by the customer. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that GateField will win sufficient designs or that any design win will result in significant revenues.

     In addition, there are some costs associated with marketing the company's licensing of its ProASIC technology for embedded applications. Such costs would not be recovered if GateField were unable to win additional licenses.

DEPENDENCE ON INDEPENDENT ASSEMBLY SUBCONTRACTORS

     GateField relies primarily on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. The company generally relies on a few key subcontractors to provide particular services and has from time to time experienced difficulties with the timeliness and quality of product deliveries. GateField has no long-term contracts with its subcontractors, and certain of those subcontractors are currently operating at or near full capacity. There can be no assurance that these subcontractors will continue to be able and willing to meet GateField's requirements for components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse effect on GateField's business, financial condition and results of operations.

SUPPLY PROBLEMS

     In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested for performance. The manufacture, assembly and testing of semiconductor products are highly complex and subject to a wide variety of risks, including contaminants in materials, contaminants in the environment and performance failures by personnel and equipment. Any of these conditions could have a material adverse effect on GateField's business, financial condition and results of operations.

     It is common in the semiconductor industry for independent wafer suppliers to experience lower than anticipated yields of usable die. For example, GateField experienced a yield problem at one of its independent wafer manufacturers in fiscal years 1997 and 1998 that was severe enough to have a material adverse effect on GateField's operating results. To the extent yields of usable die decrease, the average cost to GateField of each usable die increases, which reduces gross margin.

     Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as GateField that does not operate its own manufacturing facility, but instead relies upon a single independent wafer manufacturer. Yield problems may also increase the time-to-market for GateField's products and create inventory shortages and dissatisfied customers. As the company's products migrate to 0.25-micron geometries, GateField anticipates that yields for such products will initially be low. If such yields do not improve over time, the company's business, financial condition and results of operations would be adversely affected.

     Although GateField has overcome such difficulties in the past, no assurance can be given that it will be able to do so with respect to its 0.25-micron product family. Nor can any assurance be given that GateField will not experience wafer supply problems in the future, or that any such problem would not have a material adverse effect on GateField's business, financial condition and results of operations. See "Dependence on Independent Wafer Manufacturer."

PATENT INFRINGEMENT

     Although GateField has obtained patents covering aspects of its ProASIC and related technologies, no assurance can be given that GateField's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. As is typical in the semiconductor industry, the Company from time to time receives communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim against the Company, the Company could be required to discontinue the use of certain processes or cease the use, import and sale of infringing products, to pay substantial damages and to develop non-infringing technologies or to acquire licenses to the alleged infringed technology. The Company's business, financial condition and results of operations could be materially and adversely affected by such developments. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

PROTECTION OF INTELLECTUAL PROPERTY

     GateField has historically devoted significant resources to research and development. It believes that the intellectual property derived from research and development is a valuable asset that has been and will continue to be important to the success of the company's business. GateField relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by GateField will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which GateField's products are or may be developed, manufactured or sold, including Asia and Europe, may not protect the company's products and intellectual property rights to the same extent as the laws of the United States. Failure of GateField to enforce its patents or copyrights or to protect its trade secrets could have a material adverse effect on the company's business, financial condition and results of operations.

RELIANCE ON INTERNATIONAL SALES

     In the past, GateField has operated sales offices in England, Germany and Japan. Sales from these offices were in the local currency and, therefore, exposed the company to currency exchange fluctuations. Sales to customers located outside the United States accounted for approximately 30% in 1998, 48% in 1997 and 31% in 1996. Of these sales, sales to customers located in the Asia Pacific region and Japan accounted for approximately 25%, 28% and 18% of net revenues for 1998, 1997 and 1996, respectively.

     GateField is in the process of closing down the operations of all of its foreign offices and expects such closures to occur by the end of the second quarter of 1999. Prior to such time, the company will experience the risks associated with having a high concentration of international sales.

     Although GateField is closing its foreign sales offices, it expects that revenues derived from international sales will continue to represent a significant portion of the company's total revenues because of its marketing relationship with Actel. Further, such direct foreign sales are denominated in U.S. dollars. Therefore, GateField's products become less price competitive in countries with currencies that are declining in value against the dollar. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements and the impact of recessionary environments in economies outside the United States.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The market for GateField's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. All of these factors make the timely introduction of new products a critical objective of the company. GateField's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, including the timely introduction of its next generation of 0.25-micron ProASIC products.

     In evaluating new product decisions, GateField must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances and failure to coordinate the design and development of silicon and associated software products each could have a material adverse effect on GateField's business, financial condition and results of operation.

     In addition, there are greater technological and operational risks associated with new products. Several factors could have a material adverse effect on GateField's business, financial condition and results of operations: the inability of Siemens to produce GateField's 0.25-micron products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software or programming failures; and any related product returns. No assurance can be given that any other new products will gain market acceptance or that GateField will respond effectively to new technological changes or new product announcements by others. Any failure of GateField or its strategic partners to successfully define, develop, market, manufacture, assemble or test competitive new products could have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE ON INTERNATIONAL OPERATIONS

     GateField buys all of its wafers from foreign foundries and has most of its commercial products assembled, packaged and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions and other disruptions or delays in production or shipments, any of which could have a material adverse effect on the company's business, financial condition and results of operations.

"BLANK CHECK" PREFERRED STOCK

     GateField's Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of "blank check" preferred stock (of which 1,682,000 shares remain available for issuance), with such designations, rights and preferences as may be determined from time to time by the GateField Board of Directors. Accordingly, the board is empowered, without approval by holders of the company's common stock, to issue preferred stock with dividend, liquidation, redemption, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. Issuance of the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of GateField. In addition, such issuance could adversely affect the market price of GateField's common stock. In order to raise capital, the company may issue additional shares of its preferred stock in the future.

FORWARD-LOOKING STATEMENTS

     All forward-looking statements contained in this Annual Report on Form 10-K, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks" and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, average selling prices, gross margin, wafer yields, research and development expenditures, selling, general and administrative expenditures and the Year 2000 compliance issue.

     All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by GateField's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. GateField undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The GateField Corporation is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     INTEREST RATE EXPOSURE. GateField maintains its funds in money market and Certificate of Deposit accounts at banks. The company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1998, the fair value of the portfolio would not decline by a material amount. GateField does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term investments such as money market instruments and corporate debt securities. The company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than eighteen months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

     FOREIGN CURRENCY EXCHANGE RATE EXPOSURE. GateField's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its U.K., German and Japanese subsidiaries. Although the company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on sterling, mark, yen or other currencies. GateField is in the process of closing these subsidiaries and expects to receive approximately $500,000 in cash transfers during 1999 from these closings. The company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the sterling, mark or yen against the U.S. dollar. Consequently, GateField does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the company's financial position, results of operations or cash flows.

     Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of GateField's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the company's business, financial condition and results of operations. For example, international demand for GateField's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect the company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GATEFIELD CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                          1998                1997
                                                                                           As restated
(In thousands, except share amounts)                                                       see Note 12
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                             $  3,832            $  4,189
  Short-term investments                                                       -                  98
  Accounts receivable, less allowance for doubtful
    accounts of $244 in 1998 and $528 in 1997                                463               2,763
  Inventories                                                                117                 735
  Other current assets                                                       556                 524
                                                                        --------            --------
    Total current assets                                                   4,968               8,309

Property and equipment, net                                                1,783               2,660
Other assets                                                                 102                 287
                                                                        --------            --------
    Total assets                                                        $  6,853            $ 11,256
                                                                        --------            --------
                                                                        --------            --------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term obligations                              $    393            $    516
  Accounts payable                                                         1,372               3,741
  Accrued expenses                                                         1,941               3,118
  Deferred revenues                                                        4,772                 981
                                                                        --------            --------
    Total current liabilities                                              8,478               8,356

Long-term obligations                                                        330                  58
Other long-term liabilities                                                    -                  13
                                                                        --------            --------
    Total liabilities                                                      8,808               8,427
Commitments and contingencies (Note 6)
Redeemable Preferred Stock
  $0.10 par value; 2,000,000 shares authorized;
  shares issued and outstanding: 318,000 in 1998
  and 1,000,000 in 1997 - at redemption value                              3,083               4,594
Stockholders' deficit
  Common stock
    $0.10 par value; 65,000,000 shares authorized;
    shares issued and outstanding: 41,925,000 in
    1998 and 36,222,000 in 1997                                            4,191               3,622
  Additional paid-in capital                                              78,128              73,372
  Accumulated deficit                                                    (86,620)            (78,215)
  Accumulated other comprehensive loss                                      (737)               (544)
                                                                        --------            --------
    Total stockholders' deficit                                           (5,038)             (1,765)
                                                                        --------            --------
    Total liabilities and stockholders' deficit                         $  6,853            $ 11,256
                                                                        --------            --------
                                                                        --------            --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GATEFIELD CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                 Years Ended December 31,
                                                        1998                1997                1996
(In thousands, except per share amounts)                        (As restated, see Note 12)
-----------------------------------------------------------------------------------------------------
  Revenues
    Product                                         $  2,624            $  5,385            $ 18,232
    Service                                            5,076              10,118              15,345
                                                    --------            --------            --------
      Total revenues                                   7,700              15,503              33,577
                                                    --------            --------            --------

  Cost of revenues
    Product                                            4,648               6,421               8,439
    Service                                            2,659               4,482               8,569
                                                    --------            --------            --------
      Total cost of revenues                           7,307              10,903              17,008
                                                    --------            --------            --------

      Gross profit                                       393               4,600              16,569
                                                    --------            --------            --------

  Operating expenses
    Sales and marketing                                4,112               9,664              14,325
    Research and development                           5,478               7,854              15,783
    General and administrative                         3,256               4,202               4,896
                                                    --------            --------            --------
      Total operating expenses                        12,846              21,720              35,004
                                                    --------            --------            --------

  Operating loss                                     (12,453)            (17,120)            (18,435)
                                                    --------            --------            --------

  Other income (expense)
    Interest expense, net                               (173)             (1,379)             (3,184)
    Other income (expense), net                        4,358               3,115                 243
                                                    --------            --------            --------
      Total other income (expense)                     4,185               1,736              (2,941)
                                                    --------            --------            --------
  Loss before extraordinary item                      (8,268)            (15,384)            (21,376)
  Extraordinary item - loss on early
    extinguishment of debt (Note 5)                                       (1,048)
                                                    --------            --------            --------
  Net loss                                            (8,268)            (16,432)            (21,376)

  Other comprehensive loss:
    Current translation adjustments                     (193)               (496)                (29)
                                                    --------            --------            --------
  Comprehensive loss                                $ (8,461)           $(16,928)           $(21,405)
                                                    --------            --------            --------
                                                    --------            --------            --------

  Loss attributable to common stockholders          $ (8,405)           $(22,725)           $(21,376)
                                                    --------            --------            --------
                                                    --------            --------            --------

  Basic and diluted net loss per share:
    Loss before extraordinary item                  $  (0.20)           $  (0.72)           $  (1.03)
    Extraordinary item                                                     (0.03)
                                                    --------            --------            --------
  Basic and diluted net loss per share              $  (0.20)           $  (0.75)           $  (1.03)
                                                    --------            --------            --------
                                                    --------            --------            --------

  Basic and diluted weighted average
    shares outstanding                                41,251              30,303              20,655
                                                    --------            --------            --------
                                                    --------            --------            --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               GATEFIELD CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   COMMON STOCK
           --------------------------------------------------------

                                                             Additional     Accumulated
                                                               Paid-In          Other              Accumulated
(IN THOUSANDS)                    Shares         Amount        Capital    Comprehensive Loss          Deficit          Total
------------------------------------------------------------------------------------------------------------------------------
Balances January  1, 1996        $ 19,752       $  1,975     $ 47,837              ($19)           ($34,114)          $ 15,679

Exercise of common stock options      370             37          609                 -                   -                646

Sale of common stock to employees      26              3           75                 -                   -                 78

Issuance of common stock
  for purchase of Attest, net         387             39        2,101                 -                   -              2,140

Discount on convertible
  debentures, as restated,              -              -        2,500                 -                   -              2,500
  see Note 12

Issuance of common stock
  for debentures, net - as          2,691            269        4,087                 -                   -              4,356
  restated, see Note 12

Current translation adjustment          -              -            -               (29)                  -                (29)

Net loss                                -              -            -                 -             (21,376)           (21,376)
------------------------------------------------------------------------------------------------------------------------------
Balances, December  31, 1996 - as  23,226          2,323      $57,209               (48)            (55,490)             3,994
  restated, see Note 12

Exercise of common stock options      278             28          225                 -                   -                253

Compensation for accelerated
  vesting of stock options              -              -           47                 -                   -                 47

Sale of common stock to employees      93              9           70                 -                   -                 79

Issuance of common stock
  to nonemployees for services         55              5           65                 -                   -                 70

Issuance of common stock
  for debentures, net - as          7,418            742        5,256                 -                   -              5,998
  restated, see Note 12

Discount on convertible
  debentures - as                       -              -          875                 -                   -                875
  restated, see Note 12

Accrued dividends on preferred
  stock - as restated, see Note 12      -              -           63                 -                (283)              (220)
  restated, see Note 12

Conversion of preferred stock to
  common stock - as                 4,547            454        1,351                 -                   -              1,805
    restated, see Note 12

Redemption of preferred stock - as      -              -            -                 -                (144)              (144)
  restated, see Note 12

Issuance of common stock
  by exercise of warrants             105             11           45                 -                   -                 56

Subscribed common stock               500             50          711                 -                   -                761

Accretion of preferred stock            -              -        5,866                 -              (5,866)                 -

Issuance of warrants - as               -              -        1,589                 -                   -              1,589
    restated, see Note 12

Current translation adjustment          -              -            -              (496)                  -               (496)

Net loss                                -              -            -                 -             (16,432)           (16,432)
------------------------------------------------------------------------------------------------------------------------------
Balances, December  31, 1997 - as  36,222          3,622       73,372              (544)            (78,215)            (1,765)
    restated, see Note 12

Exercise of common stock options      743             74          314                 -                   -                388

Sale of common stock to employees     245             24          126                 -                   -                150

Issuance of common stock
  to nonemployees for services         13              1            5                 -                   -                  6

Issuance of common stock            4,583            458        4,124                 -                   -              4,582

Cash received for warrants              -              -          161                 -                   -                161

Issuance of common stock
  by exercise of warrants             120             12           26                 -                   -                 38

Accretion of preferred stock            -              -            -                 -                (137)              (137)

Current translation adjustment          -              -            -              (193)                  -               (193)

Net loss                                -              -            -                 -              (8,268)            (8,268)
------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998        41,926       $  4,191     $ 78,128          $   (737)           $(86,620)           $(5,038)
                                 --------       --------     --------          --------            --------            --------
                                 --------       --------     --------          --------            --------            --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              GATEFIELD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended December 31,
                                                                                     1998        1997        1996
(IN THOUSANDS)                                                                               (AS RESTATED,
                                                                                              SEE NOTE 12)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Operating activities
   Net loss                                                                        $ (8,268)   $(16,432)   $(21,376)
   Reconciliation to net cash used in operating activities
     Depreciation and amortization                                                    1,866       3,124       4,307
     Noncash subordinated convertible debt interest and debt extinquishment loss       --         1,745       2,773
     Loss on disposition of property and equipment                                       70         722        --
     Gain on sale of assets, net                                                     (4,462)     (2,741)       --
     Stock compensation expense                                                          56           9        --
     Sales under capital leases                                                        --          (606)     (1,420)
     Collections under capital leases                                                  --           620         459
     Changes in assets and liabilities
       Accounts receivable                                                            1,484       9,543         724
       Inventories                                                                      618         143        (876)
       Other assets                                                                     159          31         (90)
       Accounts payable and accrued expenses                                         (3,578)     (5,951)      3,174
       Deferred revenues                                                              3,819      (1,549)       (292)
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------
         Net cash used in operating activities                                       (8,236)    (11,342)    (12,617)
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------
Investing activities
   Property and equipment purchases, net                                               (332)     (1,568)     (1,773)
   Proceeds from sale of assets                                                       5,400      12,750        --
   Proceeds from sale of short-term investments                                          98        --          --
   Capitalized software                                                                --          --        (1,698)
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------
         Net cash provided by (used in) investing activities                          5,166      11,182      (3,471)
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------
Financing activities
   Proceeds from issuance of convertible debenture notes, net                          --         2,650      10,000
   Proceeds from issuance of common stock                                             5,108         458         724
   Proceeds from issuance of redeemable preferred stock                               3,000       4,583        --
   Redemption of preferred stock                                                     (4,648)     (1,827)       --
   Proceeds from subscribed stock                                                      --           761        --
   Proceeds from warrants                                                               161       1,589        --
   Bank financing, net                                                                 --        (3,203)      3,203
   Borrowings under debt obligations                                                   --           199         882
   Repayments of debt obligations                                                      (676)     (2,161)       (930)
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------
         Net cash provided by financing activities                                    2,945       3,049      13,879
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------

Effect of exchange rate changes on cash and cash equivalents                           (232)       (403)        190
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------

Net change in cash and cash equivalents                                                (357)      2,486      (2,019)

Cash and cash equivalents, beginning of year                                          4,189       1,703       3,722
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------

Cash and cash equivalents, end of year                                             $  3,832    $  4,189    $  1,703
                                                                                    --------    --------   --------
                                                                                    --------    --------   --------

Supplemental disclosure of cash flow information
   Noncash activities
     Common stock issued for convertible debentures                                $   --      $  5,998    $  4,356
     Preferred stock issued for convertible debentures                             $   --      $  3,553    $   --
     Accretion of redeemable preferred stock (Note 10)                             $   --      $  5,866    $   --
     Accrued dividends on preferred stock                                          $    137    $    283    $   --
     Common stock issued for preferred stock                                       $   --      $  1,805    $   --
     Common stock issued for the acquisition of all the
       outstanding shares of Attest Software, Inc.                                 $   --      $   --      $  2,140
     Promissory notes issued in exchange for reduction of
       accounts payable                                                            $   --      $   --      $    901
     Equipment acquired under capital leases                                       $    825    $     19    $    490
   Cash activities
     Cash paid during the year for interest                                        $    429    $    363    $    471

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                GATEFIELD CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

     GateField Corporation, formerly Zycad Corporation (the "Company"), based in Fremont, California, designs, develops, manufactures and markets high density, high performance programmable logic solutions and related development software. During 1998, the Company disposed of its system engineering services and custom solutions assets (see Note 4). During 1997, the Company disposed of its verification and simulation assets (see Note 4).

     On July 16, 1998 the Company's common stock was delisted from the Nasdaq National Market (a distinct tier of the Nasdaq Stock Market) and moved to the Nasdaq SmallCap Market. Effective September 17, 1998 the Company's stock was delisted from The Nasdaq SmallCap Market for failure to meet the on-going minimum bid price requirement. Since that time, the Company's stock has traded on the OTC Bulletin Board.

     The Company reviewed its strategies, organization and expenses in the fourth quarter of 1998 and as a result of management actions, reduced its monthly cash expenditures. Management's plan in 1999 is to reduce operating expenses from 1998 levels, begin sales of .25-micron standard ProASIC products, and to obtain additional financing. Because the Company is essentially a restart, its historical financial performance cannot and should not be used to indicate future financial performance.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during 1998, 1997 and 1996, the Company incurred net losses of approximately $8,300,000, $16,400,000 and $21,400,000, respectively.
Additionally, the Company had stockholders deficits of approximately $5,038,000 and $1,765,000 at December 31, 1998 and 1997, respectively, and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. These factors among others raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to complete its new product development and begin commercial sales, and ultimately obtain sufficient customer demand to attain profitable operations. Management intends to reduce operating expenses, begin sales of new products currently in development and obtain additional financing to cover its additional cash flow requirements until it reaches a break-even level of operations. No assurance can be given that the Company will be successful in these efforts.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the 1998 presentation. Such reclassification had no effect on previously reported results of operations or financial position.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiaries is the local currency.

ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for uncollectable receivables, inventory valuation reserves, warranty costs, sales returns and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.


BUSINESS RISKS AND UNCERTAINTIES

     The company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the company's future financial position or results of operations: dependence on independent wafer manufacturers and assembly subcontractors; changes in certain strategic partners or customer relationships; competitive pressures in the form of new products or price reductions on existing products; advances and trends in new technologies; ability to capture design wins; cyclical economic effects of the semiconductor industry; litigation or claims against the company based on intellectual property, patent, product, regulatory or other factors and the company's ability to attract and retain employees necessary to support its growth.

CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with maturities of three months or less when acquired.

SHORT-TERM INVESTMENTS

     Short-term investments consist of Certificates of Deposit, stated at cost plus accrued interest, which approximates market.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company invests in high credit quality short-term money market instruments and certificates of deposit and limits the amount of credit exposure to any one entity. The majority of the Company's trade accounts receivables are derived from sales to manufacturers in the semiconductor, computer, military and aerospace industries. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company maintains reserves for estimated potential credit losses.

INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment acquired under capital lease obligations is stated at the lower of fair value or the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization is provided over the shorter of the estimated useful lives of the assets or the life of the lease, using the straight-line method.

INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires an asset and liability approach to account for income taxes and requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely then not to be realized.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 (APB No. 25), "Accounting for Stock Issued to Employees".

REVENUE RECOGNITION

     The Company recognizes product revenues at the time of shipment, but may delay revenue recognition until products are installed or accepted, depending on the particular product and contract terms. Design and verification service revenues are recognized as the services are performed. Revenues from the sale of maintenance contracts are recognized over the term of the respective contract.

     In 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue for software licenses is recognized upon delivery provided that collection is probable. Software support and maintenance revenue are deferred and amortized over the maintenance period on a straight-line basis. Adoption of this statement did not have a material impact on the Company's financial position, results of operations and cash flows.

     License Fees, included in Product Revenues, are recognized when the Company has completed development, delivered the technology and there are no further significant obligations.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. The following potential weighted average common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

                                        1998       1997       1996
                                       -------    -------    -------
     Conversion of preferred stock      5,142      1,718          -
     Warrants                           3,981      1,356        142
     Stock options                      2,685      2,686      3,102

     In the computation of loss per share, loss attributable to common stockholders includes the accretion and dividends on Preferred Stock totaling $6,293,000 in 1997 and the accrual of dividends on Preferred Stock of $137,000 in 1998.

COMPREHENSIVE LOSS

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive loss for 1998, 1997 and 1996 have been included with the statements of operations.

GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has two reportable segments under SFAS No. 131 (Note 9).

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

NOTE 2:  STRATEGIC ALLIANCES

PRODUCT MARKETING AGREEMENT

     In August 1998, the Company and Actel Corporation ("Actel") entered into a Product Marketing Agreement (the "Marketing Agreement"). Under the terms of the Marketing Agreement, Actel received exclusive, worldwide distribution rights to the Company's standard ProASIC FPGA products utilizing less than .35 micron geometries, including FPGA products that are integrated with SRAM or Flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, Actel agreed to pay the Company an initial fee of $1.0 million and a $1.0 million fee upon qualification of the initial .25 micron product. Revenue recognition of the $1.0 million initial fee received has been deferred until delivery to Actel of products below .35 micron.

ACTEL LICENSE AGREEMENT

     In August 1998, the Company and Actel entered into a license agreement pursuant to which the Company granted to Actel a fully paid, non-exclusive, non-transferable license to sell and upon certain events, make, have made, import and use the Company's standard ProASIC FPGA products below .35 micron and all resulting next generation reduced process geometry ProASIC FPGA products (the "Actel License Agreement"). Actel agreed to pay the Company a $1.0 million fee for such license. Revenue recognition of the $1.0 million license fee received has been deferred until delivery of products below .35 micron.

ROHM LICENSE AGREEMENT

     In July 1998, the Company and Rohm Co., Ltd. ("Rohm") entered into a license agreement (the "Rohm License Agreement"). Pursuant to the Rohm License Agreement, the Company granted to Rohm for a license fee of $2.5 million: (i) a worldwide, nonexclusive and royalty-free license of the Company's ProASIC Technology for Standard ProASIC and embedded products down to 0.35 micron with no limitation on density; and (ii) a license for 0.25 micron and below embedded products with a per unit royalty. Revenue recognition of the $2.5 million license fee received has been deferred until delivery of .35 micron products.

SIEMENS LICENSE AGREEMENT

     In November 1997, the Company and Siemens AG ("Siemens") entered into a license agreement (the "Siemens License Agreement"). Pursuant to the Siemens License Agreement, the Company sold to Siemens for an unlimited, worldwide, non-exclusive right and license to use the technology, software, engineering services, and equipment related to ProASIC products; 500,000 shares of common stock and warrants to purchase 9.9% of the Company's outstanding common stock for a fee of $3,250,000. In 1997, the Company received $1,500,000, of which $761,000 was allocated to the shares of Common Stock (see Note 10) and $739,000 was allocated to Warrants net of a warrant receivable of $161,000 (see
Note 10). In 1998, the Company received $1,750,000, of which $750,000 was recorded as Service Revenue for consulting services, and $839,000 was recorded as Product Revenue for license fees, and $161,000 was recorded as a receipt of cash for warrants issued in 1997.

NOTE 3: PURCHASED TECHNOLOGY

     In June 1996, the Company acquired Attest Software, Inc. (Attest), located in Santa Clara, California, in exchange for approximately 387,000 shares of the Company's Common Stock, valued at approximately $2,140,000, for all the outstanding Common Stock of Attest. This transaction was accounted for as a purchase; accordingly, the operations of Attest have been included in the consolidated results of the Company since the day of acquisition. The operating results of Attest prior to the acquisition were not significant. As part of this transaction, the technology purchased, used for fault simulation and automatic test pattern generation tools, was valued at $2,055,000 which is being amortized over seven years. Accumulated amortization was $165,000 at December 31, 1996. In August 1997, the Company sold these assets related to the TDX product line.
(See Note 4.

NOTE 4:  SALE OF ASSETS

DESIGN SERVICES

     In August 1998, the Company sold certain of the assets relating to its Design Services products, providing prototyping design services and verification services for electronic systems, integrated circuits and other electronic components, located in Mt. Arlington, New Jersey to Actel. The purchase price for such assets was (i) $5.4 million plus (ii) contingent payments to be paid over a three-year period on a quarterly basis based on Design Services achieving certain profitability levels which payments shall not exceed $1.0 million in the aggregate. The Design Services represented approximately 17% of 1998 revenues. See table below for details of the transaction.

VERIFICATION PRODUCT

     In August 1997, the Company sold its assets relating to its verification products, excluding the maintenance and support business, for a total of $4,450,000. As defined in the purchase agreement, all of the rights, title and interest to the intangible assets of the XP and PXP hardware fault simulation product business were sold for $2,200,000. In a separate agreement, all of the assets of the Attest division were sold for $2,250,000. The verification products represented approximately 16% of 1997 revenues. See table below for details of the transaction.

     In October 1997, as a result of the Company selling its rights, title, and interest in the assets of the XP and PXP hardware fault simulation product, the Company transferred its related maintenance contracts to Zycad TSS Corporation ("Zycad TSS") in October 1997 for future royalties. Zycad TSS is a company formed by former employees of the Company to perform maintenance services. The agreement with Zycad TSS entitles the Company to receive 30% of all domestic XP/PXP maintenance revenue in the first two years and 10% in the third year. In addition, the Company is generally entitled to receive 40% of Japanese revenues for the first five years up to a $1.8 million and then 10% thereafter.

LIGHTSPEED PRODUCT

     In April 1997, the Company sold its software and hardware simulation technology relating to its LightSpeed product family for $5,000,000. Revenues in 1997 were nominal. See table below for details of the transaction.

QUALITY SYSTEMS SOFTWARE, INC.

     In January 1996, the Company and Quality Systems Software, Ltd. (QSS Ltd.), an U.K. company and third party owner of DOORS technology, established a joint venture, QSS Inc., to continue the Company's distribution operations of the DOORS technology and other products in the North American market. In January 1997, QSS Inc. was restructured such that QSS Ltd. became a subsidiary of QSS Inc. in which the Company owned a 22% interest. In May 1997, the Company sold its interest in QSS Inc. for $3,500,000. See table below for details of the transaction.

The gain (loss) on sale are in other income (expense) and details of these transactions are as follows (in thousands):

                                           Years Ended December 31,
                              -------------------------------------------------
                                1998                     1997
                              --------  ---------------------------------------
                               DESIGN
                              SERVICES  VERIFICATION  LIGHTSPEED       QSS
                              --------  ------------  ----------       ---
     Sales Price              $  5,400     $  4,450     $  5,000     $  3,500
     Net Assets disposed          (687)      (5,130)      (3,201)        (179)
     Liabilities incurred         (251)        (245)      (1,454)          -
                              --------     --------     --------     --------

     Gain (loss) on sale      $  4,462     $   (925)    $    345     $  3,321
                              --------     --------     --------     --------
                              --------     --------     --------     --------

NOTE 5:  LONG-TERM DEBT

Debt obligations consisted of the following:

                                                December 31,
                                           ---------------------
                                             1998         1997
                                           ----------  ---------
     Capital leases (see Note 6)           $    723     $    354
     Term loans                                   -          220
                                           ----------  ---------
                                                723          574
     Current portion                           (393)        (516)
                                           ----------  ---------
     Long term debt                        $    330     $     58
                                           ----------  ---------
                                           ----------  ---------

TERM LOANS

     In 1995 and 1996, the Company entered into long-term loan agreements that bear interest rates of 10.66% to 15.33% and mature over 36 months. These loans are secured by specific capital assets. In 1996 and 1997, the Company obtained promissory notes from key vendors that bear interest rates from 12% to 18%. At December 31, 1997 all amounts were classified as current positions of long-term obligations.

SUBORDINATED CONVERTIBLE DEBENTURE NOTES

     In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the "Notes") to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes were convertible at the option of the noteholders (subject to the maximum share limitations set forth below) into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion.

     In 1996, as required as part of the Notes agreement the Company issued
2 1/2 year warrants to purchase 59,500 shares of Common Stock at an exercise price of $10 per share. The warrants were redeemable by the Company for $0.01 for each 10,000-share warrant if the Company's stock price is above $12. No value was assigned to the warrants as the value was deemed to be nominal. During 1997, an aggregate of $5,998,000 ($5,700,000 of the original principal of the Notes and $298,000 of accrued interest) were converted into 7,418,000 shares of Common Stock. During 1996, an aggregate of $4,356,000 ($4,300,000 of the original principal of the Notes and $56,000 of accrued interest) were converted into 2,691,000 shares of Common Stock.

     The conversion of the Notes at 80% to 85% of the average closing bid price of the Company's Common Stock results in the Notes being issued at a 15% to 20% discount (the Conversion Discount). The Conversion Discount of $2,500,000 was recognized during 1996 by the Company as non-cash interest expense from the date of issuance through the date the security was most favorably convertible to the noteholders, with a corresponding increase to the additional paid-in capital. In addition, the stated 6% annual interest is being recognized ratably over the term of the Notes.

     In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) with warrants to purchase 500,000 shares of Common Stock at $2.25 per share. The warrants are valued at $850,000 and recorded as a discount to the debentures. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a discount up to 20% from market price (the
Conversion Discount) resulting in debenture discount of $875,000. In May 1997, the Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") having an aggregate stated value of $3,500,000. In addition, Preferred Stock Purchase Warrants (the "Preferred Warrants") were issued to the holders of the Debentures to purchase a total of 42,858 shares of the Series A Stock. The conversion of the debentures to Series A Stock resulted in a debt extinguishment loss of $1,048,000. During the year ended December 31, 1997, a total of $456,000 was recorded as interest expense relating to the Debentures and $272,000 was recorded as accrued dividends on the Series A Stock. The interest expense and dividend principally include a charge for the Conversion Discount and default discounts. During 1997, 51,972 shares of the Series A Preferred Stock were converted to 4,546,928 shares of the Company's Common Stock. In August 1997, the Company redeemed all of the remaining outstanding shares of the Company's Series A Stock and the Preferred Warrants for $1,827,000 and all of the outstanding common stock warrants were exchanged for 350,000 warrants for the Company's Common Stock at an exercise price of $0.53 per share. A preferred dividend of $144,000 was recognized for the excess of the redemption price over the carrying amount of the preferred stock. During 1997, 105,000 of the warrants were exercised for $56,000.

NOTE 6:  LEASES AND COMMITMENTS

     The Company leases its facilities and other equipment under operating lease agreements, which expire at various dates through 2002. The Company also leases certain manufacturing equipment under capital leases that expire in 2001. Approximate future minimum lease payments under these leases are as follows (in thousands):

                                    Capital           Operating        Sub-Lease
Year                                Leases              Leases           Income
--------------------------------------------------------------------------------
1999                                $   456            $   468          $   371
2000                                    274                  -                -
2001                                     84                  -                -
2002                                      -                  -                -
Thereafter                                -                  -                -
--------------------------------------------------------------------------------
                                        814            $   468          $   371
                                                       -------          -------
                                                       -------          -------
Less amount representing
  imputed interest                       91
                                    -------
                                        723
Less current portion                    393
                                    -------
                                    $   330
                                    -------
                                    -------


     Accumulated depreciation of equipment under capital leases totaled $747,000 and $620,000 at December 31, 1998 and 1997, respectively. Depreciation expense on equipment under capital leases was $127,000 in 1998, $203,000 in 1997 and $264,000 in 1996.

     The Company leases office facilities under operating leases, which expire in June and August 1999. Rent expense of $948,000, $1,582,000 and $1,732,000 was incurred in 1998, 1997, and 1996, respectively. A portion of the Company's facilities have been sublet and sublease income received was $491,000, $76,000 and $0 during 1998, 1997 and 1996, respectively.

NOTE 7:  SELECTED BALANCE SHEET INFORMATION

Selected Balance Sheet information is summarized as follows (in thousands):


                                                          December 31,
                                                      1998            1997
                                                   --------------------------
     Accounts receivable
       Accounts receivable                         $     707       $    3,170
       Current portion lease receivables                   -              121
       Less allowance for doubtful accounts             (244)            (528)
                                                   ---------       ----------
                                                   $     463       $    2,763
                                                   ---------       ----------
                                                   ---------       ----------
     Inventories
       Raw materials and supplies                          -       $      306
       Finished goods                                    117              429
                                                   ---------       ----------
                                                   $     117(a)    $      735
                                                   ---------       ----------
                                                   ---------       ----------
     Property and equipment
       Engineering, manufacturing, and
         general office equipment                  $   3,761       $    4,260
       Leasehold improvements                          1,064            1,539
       Equipment under capital lease                   1,752            1,085
                                                   ---------       ----------
                                                       6,577            6,884
       Accumulated depreciation and amortization      (4,794)          (4,224)
                                                   ---------       ----------
                                                   $   1,783       $    2,660
                                                   ---------       ----------
                                                   ---------       ----------
     Accrued expenses
       Salaries and commissions                    $     521       $    1,023
       Other accrued expenses                          1,420            2,095
                                                   ---------       ----------
                                                   $   1,941       $    3,118
                                                   ---------       ----------
                                                   ---------       ----------


(a) During 1998, the Company wrote-down the carrying value of its .72-micron inventories by $1,800,000 due to a lack of demand for the product.

NOTE 8:  INCOME TAXES

The Company was not required to pay income taxes in 1998, 1997 or 1996 due to its net operating loss carryforwards.


Significant components of the Company's deferred tax asset are as follows (in thousands):


                                                            December 31,
                                                            1998           1997
                                                       ------------------------
     Deferred Tax Assets:
     Net operating loss carryforwards                  $ 24,457      $  21,362
     Tax credit carryforwards                             3,529          3,422
     Capitalized research and development costs             433            893
     Depreciation                                           853          1,391
     Accruals and reserves not currently deductible       3,318          1,108
                                                       ------------------------
          Total gross deferred tax assets                32,590         28,176

     Valuation allowance                                (32,590)       (28,176)
                                                       ------------------------
          Total deferred tax assets                    $   -         $    -
                                                       ------------------------
                                                       ------------------------


     The net change in the total valuation allowance for the year ended December 31, 1998 was a net increase of $4,414,000. The increase in the valuation allowance was primarily a result of increased net operating loss and tax credit carryforwards and increased accruals and reserves not currently deductible and capitalized research and development costs generated in 1998 which the Company provided a full valuation allowance against based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

     Net pretax foreign losses were ($405,000), ($93,000) and ($620,000) in 1998, 1997 and 1996, respectively. The Company has net operating loss carryforwards of approximately $65,000,000 for federal tax purposes and $11,000,000 for state tax purposes that will begin to expire in 2005 and 2001, respectively. The Company's tax credit carryforwards of $2,867,000 and $1,001,000 are available to reduce future federal and California income taxes, respectively. These credits will expire beginning in 1999. The Company also has foreign net operating loss carryforwards of approximately $5,000,000 that may be used to offset future foreign taxable income.

     The Tax Reform Act of 1986 and California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. If there should be such a change, the Company's ability to utilize the stated carryforwards could be significantly limited.

NOTE 9:  GEOGRAPHIC SEGMENT AND OPERATING INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker. Using this definition the Company operates in two reportable segments: product and services and follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In 1996 through 1998 these segments reflect the Company's transition from the design, development and marketing of special purpose systems for the EDA market to the design, development, and marketing of high density, high performance programmable logic solutions and related development software. Included in the product segment are all hardware, software and license revenue and costs related
o the Company's proprietary technology. Included in the service segment are fees and costs associated with the maintenance of hardware systems related software and consulting services related to the design of programmable logic solutions. The Company evaluated performance and allocates resources based on the gross margin of the reportable segments and does not identify assets to any segment.

NET REVENUES BY REPORTABLE SEGMENT (IN THOUSANDS):

                                             December 31,
                              ---------------------------------------
                                  1998          1997          1996
                              ------------  ------------  ------------
       Product
        Revenues               $   2,624     $   5,385     $ 18,232

        Cost of Revenue            4,648         6,421        8,439
                              ------------  ------------  ------------
            Gross Margin       $  (2,024)    $  (1,036)    $  9,793
                              ------------  ------------  ------------
                              ------------  ------------  ------------
       Services
        Revenues               $   5,076     $  10,118     $ 15,345

        Cost of Revenues           2,659         4,482        8,569
                              ------------  ------------  ------------
            Gross Margin       $   2,417     $   5,636     $  6,776
                              ------------  ------------  ------------
                              ------------  ------------  ------------

NET REVENUES TO UNAFFILIATED CUSTOMERS BY GEOGRAPHIC REGION (IN THOUSANDS):


                               1998           1997           1996
                          ---------      ---------      ---------
          United States    $  5,613       $  9,565       $ 25,396
          Japan               1,947          4,382          5,874
          Other                 140          1,556          2,307
                          ---------      ---------      ---------
                           $  7,700       $ 15,503       $ 33,577
                          ---------      ---------      ---------
                          ---------      ---------      ---------


     The amounts reported for Japan and other reflect amounts sold by foreign subsidiaries. Included in the United States revenue amounts are sales directly to Japan and other Asian countries amounting to $217,000 in 1998, $1,648,000 in 1997 and $2,116,000 in 1996. Outside the United States, the Company operated three subsidiaries in Europe, one subsidiary in Japan and also supports a branch office in Taiwan. All these subsidiaries have been or are in the process of being shut down and dissolved. For the years ended December 31, 1998, 1997 and 1996, export sales (including sales by foreign subsidiaries), principally to Europe and Japan, comprised approximately 38%, 38% and 31% of consolidated revenues, respectively. During 1998, Siemens accounted for 22% of consolidated revenues. During 1997 and 1996, one customer, Intel Corporation, accounted for 16% and 10% of consolidated revenues, respectively.





LONG-LIVED ASSETS BEFORE DEPRECIATION BY GEOGRAPHIC LOCATION ARE AS FOLLOWS (IN THOUSANDS):


                                       1998        1997
                                    ----------   ---------
          Long-lived assets
             United States           $  5,949    $  5,847
             Japan                         94         269
             Other                        635       1,055
                                    ----------   ---------
                                     $  6,678    $  7,171
                                    ----------   ---------
                                    ----------   ---------



NOTE 10:  STOCKHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

     On November 10, 1997, the Board of Directors authorized the designation of 1,000,000 shares of preferred stock, par value $0.10 per share, as Series B Preferred Stock ("Series B Preferred Stock"). In November 1997, the
Company issued 1,000,000 shares of Series B Preferred Stock for $4.6 million. Each share is convertible into 4.5825 shares of Common Stock at the discretion of the holder and accrues a dividend of $0.137475 per share per annum. The holders of outstanding shares of Series B Preferred Stock are entitled to vote as a separate class with respect to certain actions (as defined by the preferred stock agreement) by the Company. The Company has granted demand registration rights for the common stock to be issued pursuant to the conversion.

     In addition, the Certificate of Designation of the Series B Convertible Preferred Stock requires the Company to maintain a listing on a public market (as defined in the agreement). In the event of default, the holders of the Series B Preferred Stock can redeem the preferred stock at a redemption price of $4.5825 in cash per share plus accrued and unpaid dividends thereon or be convertible, at the option of the holder, into 6.11 shares of Common Stock. Effective September 17, 1998 the Company's stock was delisted from The Nasdaq SmallCap Market. In October 1998 certain holders of its Series B Preferred Stock requested redemption and on December 16, 1998 the Company redeemed an aggregate of 981,997 shares of its Series B Preferred Stock at a price equal to $4.5825 per share plus accrued and unpaid dividends for an aggregate cash redemption price of approximately $4.6 million. A total of 18,003 shares of the Series B Preferred Stock remain outstanding as of December 31, 1998.

     On August 14, 1998, the Company issued 300,000 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock"), par value $0.10, for an aggregate purchase price of $3,000,000 to Actel Corporation ("Actel"). The Series C Preferred Stock are initially convertible into 2,000,000 shares of the Company's common stock, are entitled to certain liquidation rights and are redeemable in the event that all of the Company's remaining outstanding shares of Series B Preferred Stock are redeemed.

COMMON STOCK

     The Company's Certificate of Incorporation was duly amended by a proposal by the Board of Directors on November 10, 1997 and by vote of the stockholders at the Annual Meeting of Stockholders on December 15, 1997, to increase the Company's Common Stock from 40,000,000 shares to 65,000,000 shares of Common Stock authorized at $0.10 par value. At December 31, 1998 there were 41,425,738 shares of the Company's Common Stock outstanding including 500,000 unissued shares of subscribed stock.

     In October 1997, the Company entered into a $3,250,000 Strategic Partnership Agreement with Siemens, which principal terms included the delivery of technology, software, equipment, engineering services, a warrant to purchase Common Stock, and 500,000 shares of Common Stock. The Company has valued the Common Stock at $761,000 and the warrant to purchase common stock at $900,000 (see Warrants). At December 31, 1997, $739,000 cash related to the warrants had
been received and the remaining $161,000 was received during 1998.   At December
31, 1998, subscribed stock represents cash received for this Common Stock, which has not been issued as of that date.

STOCK COMPENSATION PLANS

     The 1993 Stock Option Plan (the "1993 Plan"), as amended, provides for 3,000,000 shares of Common Stock to be issued under the 1993 Plan.

     The 1996 Stock Option Plan (the "1996 Plan"), as amended, provides for 2,000,000 shares of Common Stock to be issued under the 1996 Plan.

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

     During 1995, stockholders approved a Non-Employee Directors' stock option plan (the "Director Option Plan") whereby 200,000 shares of Common Stock have been reserved for issuance. Under the Company's Director Option Plan, each non-employee director initially elected to the Board of Directors in the future will be granted an option, upon his or her initial election as a director, to purchase 15,000 shares of Common Stock. Each non-employee director is also entitled to receive an option for 7,500 shares on the date of each Annual Meeting of Stockholders. All options granted under the Director Option Plan have or will have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). Under the Director Option Plan, options from an Initial Grant vest in full two years after the date of grant. Options from an Annual Grant vest one year after the date of grant. The Company granted 37,500 and 37,500 options to purchase Common Stock at $0.83 to $1.50 and $1.50 per share to Directors in 1998 and 1997, respectively.

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

Options under the employee stock option plans have been granted, exercised and cancelled as follows:


                                                Options Outstanding
                                             -------------------------
                                                            Weighted-
                                 Shares                      average
                               Available                    exercise
                               for Grant        Shares        price
                             -------------   -----------   -----------
     Balance,
     January 1, 1996           1,100,014      2,873,904     $     3.25
     Additional shares
        authorized               750,000             --           0.00
     Granted                  (2,311,120)     2,311,120           2.35
     Exercised                        --       (369,877)          1.53
     Cancelled                 1,517,026     (1,517,026)          5.29
                             -------------   -----------   -----------
     Balance,
     December 31, 1996         1,055,920      3,298,121           1.88
     Granted                  (3,743,196)     3,743,196           0.42
     Exercised                        --       (278,002)          1.37
     Cancelled                 3,360,346     (3,360,346)          1.66
                             -------------   -----------   -----------
     Balance,
     December 31, 1997           673,070      3,402,969           0.68
     Additional shares
        authorized             1,250,000             --           0.00
     Retire 1984 Plan           (586,316)            --             --
     Granted                  (1,722,832)     1,722,832           0.63
     Exercised                        --       (742,539)          0.53
     Cancelled                 1,015,809     (1,015,309)          1.17
                             -------------   -----------   -----------
     Balance,
     December 31, 1998           629,731      3,367,953       $  0.54
                             -------------   -----------   -----------
                             -------------   -----------   -----------




     The weighted average per share fair value of the stock options granted in 1998, 1997 and 1996 was $0.63, $0.42 and $1.53, respectively. At December 31,
1998, 1997 and 1996, outstanding options under the employees stock option plans were exercisable for 1,415,333, 1,423,209 and 1,065,835 shares, respectively and exercisable at weighted-average exercise prices of $.49, $.68 and $1.88, respectively. All outstanding options are nonqualified options.

The following tables summarize information about stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------    -----------------------------
                                       Weighted-avg
                           Number        Remaining    Weighted-avg        Number       Weighted-avg
   Exercise Price        Outstanding     Contractual    Exercise         Exercisable     Exercise
  From          To        at 12/31/98       Life           Price         at 12/31/98        Price
----------  ----------  -------------  -------------  -------------    ------------    -------------
 $  0.47     $   0.47      1,711,621           7.08        $  0.47       1,393,055        $  0.47
    0.53         0.53      1,524,082           9.96           0.53               0            -
    0.81         1.25         28,250           9.39           0.97           6,221           1.21
    1.50         2.06        104,000           9.10           1.57          16,057           1.67
 -------     --------      ---------                                     ---------        -------
 $  0.47     $   2.06      3,367,953           8.46        $  0.54       1,415,333        $  0.49
 -------     --------      ---------                                     ---------        -------
 -------     --------      ---------                                     ---------        -------


EMPLOYEE STOCK PURCHASE PLAN

     Through the Company's Employee Stock Purchase Plan, eligible employees of the Company may purchase Common Stock at the fair market value of the stock at the beginning or end of each offering period (calendar quarters), whichever is lower. Each participant may contribute from 3% to 10% of total compensation, up to a limit of $25,000 annually. Additionally, each participant is prohibited from owning more than 5% of the Company's Common Stock. The Plan was created in May 1987 with an initial 100,000 shares of Common Stock. In May 1992 an additional 200,000 shares were authorized, in December 1995, another 200,000 shares were authorized and in May 1998 an additional 200,000 shares of Common Stock were made available for purchase under this plan, of which 519,848 shares were issued at December 31, 1998. During 1998, 201,182 shares were purchased for prices ranging from $0.30 to $1.31 with an average price of $0.50 per share. At December 31, 1998, 180,152 shares were reserved for future issuance under the Purchase Plan. The fair value of the 1998 awards was not considered significant.

ADDITIONAL STOCK PLAN INFORMATION

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option of similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period. The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Had compensation cost for the Company's various stock option plans been determined consistent with SFAS No. 123, the Company's net loss and diluted net loss attributable to common stockholders per share would have been changed to the pro forma amounts indicated below (in thousands, except net loss attributable to common stockholders per share amounts):

                                                     December 31,
                                       ----------------------------------------
                                          1998           1997           1996
                                       ----------     ----------     ----------
Net loss attributable     As reported  $  (8,405)     $ (22,725)     $ (21,376)
 to common stockholders   Pro forma       (9,116)       (23,562)       (22,280)


Diluted net loss          As reported      (0.20)         (0.75)         (1.03)
 per share                Pro forma        (0.22)         (0.78)         (1.08)

     The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996 respectively; expected volatility of 157% for 1998, 145% for 1997 and 90% for 1996, risk-free interest rates of 4.60%, 5.91%, and 6.07% for 1998, 1997, and 1996 respectively, and expected lives from the grant date of 6.5 years for 1998, and 3.5 years for both of 1997 and 1996.

WARRANTS

     At December 31, 1998, total warrants outstanding were 3,826,256. Purchase price of the securities subject to these warrants range from $.47 to $1.44 and they expire at various dates through November 2005.

     In November 1997, the Company entered into a Stock Purchase Agreement ("the Agreement") in connection with the Series B Preferred Stock financing. Pursuant to this Agreement, the Company issued warrants to purchase 997,751 shares of
common stock at $1.00 per share.   In January 1998, the warrants expired in
accordance with the Agreement upon approval by the stockholders of an increase in the Company's authorized common stock and the closing of the common stock financing contemplated by the Agreement.

     In October 1997, the Company entered into a licensing agreement under which the Company granted a stock warrant to purchase 9.9% of its outstanding shares of Common Stock to a strategic partner at an exercise price equal to 80% of the Market Price of the Company's Common Stock on the trading day immediately prior to the date of exercise, subject to a minimum exercise price of $1.00 per share. Market Price is defined as the last trade price for common stock as reported on the Nasdaq. In the event that the strategic partners' interest is decreased to less than 9.9% by future equity offerings, they will have the right to increase the stock warrant under the same conditions as the equity offering to maintain its 9.9% interest in the Company. The term of this warrant is for five years and is exercisable as follows: the first 1/3 shares after 6 months, an additional 1/3 shares after 12 months, and the final 1/3 after 18 months. The fair value of the warrants was $900,000 at grant, which have been included in additional paid-in capital, net of a warrant receivable of $161,000.

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

     In February 1997, the company issued 500,000 warrants at $2.25 per share in conjunction with the $3,500,000 convertible debentures. The value of the warrants was $850,000 and was recorded as a discount to the debentures. In August 1997, the 500,000 warrants were exchanged for 350,000 warrants at $0.53 per share. During 1997, 105,000 warrants were exercised for $56,000.

     During 1996, 59,500 warrants were issued relating to the subordinated convertible debenture note. No warrants were exercised and all warrants were subsequently cancelled in 1998.


NOTE 11

EMPLOYEE BENEFIT PLANS

     Through the Company's elective 401(k) savings plan, eligible U.S.
employees of the Company may contribute up to 17.6% of their pre-tax earnings, subject to current IRS restrictions. Under the plan, the Company may make discretionary matching contributions up to $1,500 or 25% of an employee's contributions. The participants vest in the Company's contribution over five years. Company contributions to this plan were $73,000 in 1998, $161,000 in 1997 and $200,000 in 1996.

NOTE 12: RESTATEMENT

     Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that certain transactions recorded in connection with the $10,000,000 and the $3,500,000 Subordinated Convertible Debenture Notes and the Siemens License Agreement, were inappropriately recorded. As a result the Company's 1996 and 1997 financial statements have been restated from amounts previously reported to appropriately reflect these transactions.

$3,500,000 SUBORDINATED CONVERTIBLE DEBENTURE NOTES

     In connection with the February 1997 issuance of the $3,500.000, 6% Subordinated Convertible Debentures (the "Debentures"), the company determined that portions of the proceeds should have been reflected as a beneficial conversion feature of $875,000 and as detachable warrants issued in connection with the Debentures of $850,000. The beneficial conversion feature and the value of the warrants are then accreted to interest expense over the period the debt becomes convertible and the term of the debentures, eight and thirty-six months, respectively,

     Additionally, upon conversion of the Debentures in May 1997 to Series A Convertible Preferred Stock, (the "Series A Stock"), a debt extinguishment loss of $1,048,000 should have been recognized as an extraordinary item for the difference between the net carrying amount of the debentures of $2,178,000 and the value of the Series A Stock issued of $3,226,000. The value of the Series A Stock issued includes a beneficial conversion feature of $728,000 recognized at issuance, and reflects accretable beneficial conversion discount of $274,000. The beneficial conversion discount is accretable to Accumulated Deficit over the period in which the Series A Stock becomes convertible.

     In August 1997, 51,972 shares of the Series A Stock, valued at $1,805,000, were converted to 4,546,928 shares of common stock and the remaining shares were redeemed for $1,827,000. A preferred dividend of $144,000 was recognized for the excess of the redemption price over the carrying amount of the Series A Stock.

$10,000,000 SUBORDINATED CONVERTIBLE DEBENTURE NOTES

     In connection with the May 1996 issuance of the $10,000,000, 6% subordinated Convertible Debenture Notes (the "Notes"), the Company determined that the $2,500,000 beneficial conversion discount should have been recorded as an increase to additional paid-in capital, rather than an increase to the original principle amount of the Notes.

     Additionally, due to the recording of the beneficial conversion discount as an increase to APICs the conversion of the Notes in 1996 and 1997 should have reflected aggregate conversions of $4,356,000 ($4,300,000 of the original principal of the Notes and $56,000 of accrued interest) and $5,998,000 ($5,700,000 of the original principal of the Notes and $298,000 of accrued interest), respectively.

SIEMENS LICENSE AGREEMENT

     In connection with the November 1997 license agreement with Siemens, the Company determined that warrants issued to purchase 9.9% of the Company's outstanding stock, under the license agreement, had been undervalued and, as a result, license revenues were overstated. The value of the warrants has been increased from $450,000 to $900,000 and license revenue has been proportionately decreased.

     A summary of the significant effects of the restatement is as follows (in thousands except per share amounts):

                                                       1997                          1996
                                          As Previously                 As Previously
                                             Reported      As Restated     Reported      As Restated
                                         ------------------------------ -----------------------------
AT DECEMBER 31
Additional paid-in capital                    $  72,642      $  73,618      $  55,784     $  57,209
Accumulated deficit                             (77,485)       (78,215)
Total stockholders' deficit                                                     2,569         3,994

FOR THE YEAR ENDED DECEMBER
Product Revenues                                  5,674          5,385
Gross Profit                                      4,889          4,600
Operating Loss                                  (16,831)       (17,120)
Interest expense, net                            (1,360)        (1,371)
Net loss before extraordinary item              (15,076)       (15,384)
Debt extinguishment loss                            -           (1,048)
Net loss                                        (15,076)       (16,432)
Comprehensive loss                              (15,572)       (16,928)
Net loss attributable to common stockholders    (21,995)       (22,725)
Basic and diluted net loss per share
  Loss before extraordinary item                 (0.73)         (0.72)
  Extraordinary item                               -            (0.03)
                                               ----------      --------
  Net loss                                       (0.73)         (0.75)
                                               ----------      --------
                                               ----------      --------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GateField Corporation:

We have audited the accompanying consolidated balance sheets of GateField Corporation and its subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the GateField Corporation and its subsidiaries at of December 31, 1998 and 1997, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, working capital deficit, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12, the accompanying 1997 and 1996 consolidated financial statements have been restated.





DELOITTE & TOUCHE, LLP
San Jose, California
February 19, 1999

                            REPORT OF INDEPENDENT AUDITORS
                           ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of GateField Corporation:

We have audited the consolidated financial statements of GateField Corporation and subsidiaries as of December 31, 1998, and for the year then ended, and have issued our report thereon dated February 19, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------

Deloitte & Touche LLP

San Jose, California
February 19, 1999

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 for the years ended December 31, 1998, 1997 and 1996

                                (amounts in thousands)



                        GATEFIELD CORPORATION AND SUBSIDIARIES



                                        Balance at        Additions                       Balance at
                                        Beginning       charged to cost                       End of
Descriptions                            of Period        and expense       Deductions         Period
----------------------------------------------------------------------------------------------------
Deducted from assets:
Allowance for doubtful accounts
(accounts receivable):

Years ended December 31,

1998                                   $    528          $    225         $   (509)(1)    $    244
                                       --------          --------         ------------    --------
                                       --------          --------         ------------    --------
1997                                   $  1,337          $    169         $   (978)(1)    $    528
                                       --------          --------         ------------    --------
                                       --------          --------         ------------    --------
1996                                   $    296          $  1,386         $   (345)(1)    $  1,337
                                       --------          --------         ------------    --------
                                       --------          --------         ------------    --------





(1)  Write-off of accounts and notes determined to be uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item is not applicable.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (the "1998 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors" "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Employment and Severance Agreements" included in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the sections entitled "Certain Relationships and Related Transactions", "Election of Directors" "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation", "Employment and Severance Agreements" included in the 1998 Proxy Statement.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial information is incorporated by reference into
          Part II hereof from the Annual Report

               1.   Financial Statements:

                    Report of Independent Auditors


                    Consolidated Balance Sheets at December 31, 1998 and 1997 (restated)

                    Consolidated Statements of Operations and Comprehensive Loss for the three years ended December 31, 1998

                    Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 1998

                    Consolidated Statements of Cash Flows for the three years ended December 31, 1998

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

               None

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GATEFIELD CORPORATION

Date: April 15, 1999
                                   James B. Boyd
                                   Principal Accounting Officer and
                                   Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 15, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

/s/Timothy Saxe                    President, Chief Executive Officer, Chief
---------------                    Operating Officer and Director
Timothy Saxe                       (Principal Executive Officer)


/s/James B. Boyd                   Principal Accounting Officer and Principal
----------------                   Financial Officer
James B. Boyd                      (Principal Accounting Officer and Principal
                                   Financial Officer)


/s/ Michael J. Kucha               Chairman of the Board of Directors
--------------------
Michael J. Kucha


/s/ Horst G. Sandfort              Director
---------------------
Horst G. Sandfort

                                  INDEX TO EXHIBITS

Exhibit
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

3.2 Certificate of Correction of Restated Certificate of Incorporation of GateField Corporation dated October 20, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.3 Certificate of Designations of Preferred Stock of GateField Corporation to be Designated Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

4.1       See Exhibit 3.1 referenced above.

4.2       See Exhibit 3.2 referenced above.

4.3       See Exhibit 3.3 referenced above.

4.4       See Exhibit 3.4 referenced above.

4.5       See Exhibit 10.24 referenced below.

4.6       See Exhibit 10.25 referenced below.


10.1** 1993 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on December 16, 1997).

10.2** 1996 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on July 31, 1998).

10.3** 1995 Stock Option Directors Plan for Non-Employee Directors incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on December 16,
          1997).

10.4** Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-42363) filed on July 31, 1998).

10.5** 1999 Stock Option Plan (incorporated by reference to the Company's 1998 Proxy Statement.

10.6** 1999 Employee Stock Purchase Plan (incorporated by reference to the Company's 1998 Proxy Statement.

10.7** Employment, Confidential Information and Invention and Assignment Agreement, between the Company and Douglas E. Klint, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1997).

10.8** Employment, Confidential Information and Invention and Assignment Agreement, between the Company Stephen A. Flory, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9 Warrant Certificate for the purchase of 50,000 shares of Common Stock, dated July 28, 1997, issued to James R. Fiebiger (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 Warrant Certificate for the purchase of 7,500 shares of Common Stock, dated November 25, 1997, issued to Benjamin Huberman (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Common Stock Purchase Warrant, dated August 21, 1997 issued to Halifax Fund L.P. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.12 Common Stock Purchase Warrant, dated August 21, 1997, issued to Capital Ventures International (incorporated by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 Form of Registration Rights Agreement, dated February 13, 1997 between the Company and each of Halifax Fund L.P. and Capital Ventures International (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.14 Stock Purchase Agreement, dated November 10, 1997, between the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Registration Rights Agreement, dated November 10, 1997, between the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.16 Credit Loan and Security Agreement, entered into at January 6, 1997, between the Company and Coast Business Credit, a division of Southern Pacific Thrift and Loan Association (incorporated by reference to
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.17 Lease, dated March 6, 1992, between the Company and Renco Equities IV, relating to the premises at 47100 Bayside Parkway, Fremont, California (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.18 Sub-Lease Agreement, dated October 27, 1997, between the Company and Mattson Technology, relating to the premises at 47100 Bayside Parkway, Fremont, California (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1997).

10.19 SICAN/GateField Technology Agreement, dated September 23, 1993, between SICAN G.m.b.H. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.20 License Agreement, dated October 22, 1997, between the Company and Siemens Aktiengesellschaft (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated November 14, 1997).

10.21 Asset Purchase Agreement, dated April 14, 1997, between the Company and IKOS Systems, Inc., regarding the purchase of the Company's LightSpeed product family by IKOS Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K dated April 15, 1997).

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

10.24 Purchase Agreement, dated October 31, 1997, between the Company, Zycad Japan (GateField) KK and Zycad TSS Inc., regarding the purchase of the maintenance business (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25 Series C Preferred Stock Purchase Agreement dated August 14, 1998 between GateField Corporation and Actel Corporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K A dated August 31, 1998).

10.26 Registration Rights Agreement dated August 14, 1998 between GateField Corporation and Actel Corporation (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K A dated August 31, 1998).

10.27** Severance Agreement and General Release of All Claims, dated September 30, 1997, between the Company and Phillips W. Smith (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.28 Product Marketing Agreement, dated August 14, 1998, between the Company and Actel Corporation (incorporated by reference to Exhibit
          10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.29 License Agreement, dated August 14, 1998, between the Company and Actel Corporation (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.30 License Agreement dated July 31, 1998 between GateField Corporation and Rohm Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 1998).

10.31 Agreement for Wafer Production and Testing between GateField Corporation and Siemens Aktiengesellschaft (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-KA dated August 31, 1998).

10.32** Severance Agreement and General Release of All Claims, dated August 18, 1998, between the Company and Stephen A. Flory.

13.1 Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors, Deloitte & Touche LLP.

27.1      Financial Data Schedule.




-----------------------------
** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.