Form 10-Q
period 1999-03-31
GATEFIELD CORP
filed 1999-05-17
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                           Outstanding at May 7, 1999
     -------------------                           --------------------------
Common stock, par value $0.10 per share                41,669,197

                              GATEFIELD CORPORATION

                                      INDEX

                                                                                 Page
                                                                                Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998                                            3

              Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1999 and March 31, 1998             4

              Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and March 31, 1998             5

              Notes to Condensed Consolidated Financial Statements,
                  March 31, 1999                                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        6


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         18

SIGNATURES                                                                        19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             GATEFIELD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                   March 31,      December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                 1999            1998
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $     1,204        $ 3,832
   Accounts receivable, less allowance for doubtful
       accounts of $359 in 1999 and $244 in 1998                            38            463
   Inventories                                                              98            117
   Other current assets                                                    330            556
                                                                   -----------    -----------
       Total current assets                                              1,670          4,968

Property and equipment, net                                              1,536          1,783
Other assets                                                                28            102
                                                                   -----------    -----------
       Total assets                                                $     3,234    $     6,853
                                                                   -----------    -----------
                                                                   -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                        $       347    $       393
   Accounts payable                                                        656          1,372
   Accrued expenses                                                      1,483          1,941
   Deferred revenues                                                     4,625          4,772
                                                                   -----------    -----------
       Total current liabilities                                         7,111          8,478

Long-term obligations                                                      269            330
                                                                   -----------    -----------
       Total liabilities                                                 7,380          8,808
Redeemable Preferred Stock:
   $0.10 par value; 2,000,000 shares authorized; shares issued
   and outstanding:  318,000 in 1999 and 318,000 in 1998                 3,084          3,083
Stockholders' deficit
   Common stock:
     $0.10 par value; 65,000,000 shares authorized; shares issued
     and outstanding: 42,025,000 in 1999 and 41,925,000 in 1998          4,202          4,191
   Additional paid-in capital                                           78,183         78,128
   Accumulated other comprehensive loss                                   (753)          (737)
   Accumulated deficit                                                 (88,862)       (86,620)
                                                                   -----------    -----------
       Total stockholders' equity                                       (7,230)        (5,038)
                                                                   -----------    -----------
       Total liabilities and stockholders' equity                  $     3,234    $     6,853
                                                                   -----------    -----------
                                                                   -----------    -----------

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1999          1998
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Revenues:
   Product                                                   $    142       $    640
   Service                                                        311          1,209
                                                             --------       --------
       Total revenues                                             453          1,849
                                                             --------       --------
Cost of revenues:
   Product                                                        237          1,050
   Service                                                        138            760
                                                             --------       --------
       Total cost of revenues                                     375          1,810
                                                             --------       --------
       Gross profit                                                78             39
                                                             --------       --------
Operating expenses:
   Sales and marketing                                            188            915
   Research and development                                     1,347          1,298
   General and administrative                                     740            765
                                                             --------       --------
       Total operating expenses                                 2,275          2,978
                                                             --------       --------

Operating loss                                                 (2,197)        (2,939)

Other income (expense)
   Interest expenses, net                                         (12)           (91)
   Other income (expense), net                                    (32)            67
                                                             --------       --------
     Total other income (expense)                                 (44)           (24)

Net loss                                                       (2,241)        (2,963)

Other comprehensive loss
   Currency translation adjustments                               (16)           (89)
                                                             --------       --------
Comprehensive loss                                           $ (2,257)      $ (3,052)
                                                             --------       --------
                                                             --------       --------

Loss attributable to common stockholders                       (2,242)        (2,997)
                                                             --------       --------
                                                             --------       --------

Basic and diluted net loss per share                         $  (0.05)      $  (0.07)
                                                             --------       --------
                                                             --------       --------

Basic and diluted weighted average shares outstanding          41,951         41,325
                                                             --------       --------
                                                             --------       --------

     See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three Months Ended March 31,
(IN THOUSANDS)                                                             1999           1998
---------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                           $(2,241)          $(2,963)
   Reconciliation to net cash used in operating activities:
     Depreciation and amortization                                        247               289
     Changes in assets and liabilities:
       Accounts receivable                                                425               (77)
       Inventories                                                         19               (41)
       Other assets                                                       193               (41)
       Accounts payable and accrued expenses                           (1,174)             (395)
       Deferred revenues                                                 (147)              236
                                                                      -------           -------
         Net cash used in operating activities                         (2,678)           (2,992)
                                                                      -------           -------
Investing activities:
   Property and equipment purchases, net                                    -               (77)
                                                                      -------           -------
         Net cash used in investing activities                              -               (77)
                                                                      -------           -------
Financing activities:
   Proceeds from issuance of common stock                                  66             4,864
   Repayments of debt obligations                                           -               (91)
                                                                      -------           -------
         Net cash provided by financing activities                         66             4,773
                                                                      -------           -------

Effect of exchange rate changes on cash and cash equivalents              (16)              (82)
                                                                      -------           -------

Net change in cash and cash equivalents                                (2,628)            1,622

Cash and cash equivalents, beginning of period                          3,832             4,189
                                                                      -------           -------

Cash and cash equivalents, end of period                              $ 1,204           $ 5,811
                                                                      -------           -------
                                                                      -------           -------

Supplemental disclosure of cash flow information:
   Noncash activities -
     Accrued dividends on preferred stock                             $     -           $    34
   Cash activities -
     Cash paid during the year for interest                           $    38           $   103



     See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended March 31, 1999 and 1998, GateField Corporation, (the "Company") incurred net losses of approximately $2,241,000 and $2,963,000, respectively. Additionally, the Company had stockholders deficits of approximately $7,230,000 at March 31, 1999 and $5,038,000 at December 31, 1998, and is highly dependent on obtaining additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on March 31, 1999 and 1998, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K.

2.   INVENTORIES

                                   March 31,   December 31,
(IN THOUSANDS)                       1999         1998
--------------------------------------------------------------------
Raw materials and supplies          $  -          $  -
Finished goods                        98           117
                                    ----          ----
                                    $ 98          $117
                                    ----          ----
                                    ----          ----

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

         Total revenues for the quarters ended March 31, 1999 and 1998 were $453,000 and $1,849,000, respectively, a decrease of 76%. Total ProASIC product revenues for the first quarter of 1999 declined to $142,000 from $640,000 in the first quarter of 1998. ProASIC product revenues include license fees from Rohm of approximately $300,000 in the quarter ended March 31, 1998. The decline in ProASIC revenues was due to the company's decision to halt active sales efforts for the 0.72-micron product in the third quarter of 1998. The company anticipates termination of the 0.72-micron product sales in the second quarter of 1999. Most of the company's revenues in the balance of 1999, if any, will come from the company's anticipated introduction of its 0.25-micron products. At this time, the company believes 0.25-micron product sales will begin in the second quarter of 1999. However, it does not know how many products will be introduced in 1999 or in what packages. Furthermore, it is impossible to anticipate the degree of market acceptance of this new technology, or whether it will be accepted at all. Therefore, the revenues associated with the new 0.25-micron product cannot be predicted with any degree of accuracy. The company's failure to introduce its 0.25-micron products on a timely basis and to achieve market acceptance of such products would have a material adverse effect on the company's business, financial condition and result of operations.

         Service revenues for the quarters ended March 31, 1999 and 1998 were $311,000 and $1,209,000, respectively. Service revenues are comprised of two components: (i) maintenance contracts on the company's verification systems and (ii) design services. Verification maintenance revenues were $299,000 in the first quarter of 1999 and $817,000 in the first quarter of 1998. The decline in verification maintenance revenues is the result of the sale of the verification assets in 1997. Verification maintenance revenue earned in the first quarters of 1999 and 1998 represent the company's portion of a profit sharing agreement with the purchaser of the verification products assets. The company expects revenues from this source to continue to decline at an accelerated rate and eventually to cease in 1999. Service fees related to the company's design service product line were $392,000 in the quarter ended March 31, 1998. Those assets were sold to Actel Corporation ("Actel") in August 1998, and, thus, these products will not generate any revenue in 1999.

GROSS PROFIT

         Gross profit for the quarters ended March 31, 1999 and 1998 was $78,000, and $39,000, respectively. Gross profit as a percentage of total revenues was 17% in the first quarter of 1999 and 2% in the first quarter of 1998. Gross profit is affected by many factors, including but not limited to: license fees, pricing strategies, product mix, yield variations, inventory obsolescence, and increased costs incurred in the introduction of new products.

         Gross profit deficit from ProASIC product revenues for the quarter ended March 31, 1999 was ($95,000) and ($410,000) for the quarter ended March 31, 1998. Poor manufacturing yields on the 0.72-micron product wafers caused the negative margins for both periods. As the design and manufacturing processes are different for the 0.72-micron and the 0.25-micron products, the yields and, hence, the gross profits on the two products are unrelated. Furthermore, the .25 micron product has not been manufactured in commercial quantities. Therefore, the company cannot predict its margins for 1999 with any degree of certainty. Gross profit related to 0.72-micron products is not expected to be significant and will cease altogether in the second quarter of 1999.

         Gross profit from service revenues was $173,000 in the quarter ended March 31, 1998, and $449,000 in the quarter ended March 31, 1998. Gross profit related to maintenance contracts on the verification systems was $173,000 in the quarter ended March 31, 1998, and $443,000 in the quarter ended March 31, 1998. The verification maintenance revenues and, hence, the related gross profits will decline to zero in 1999. Margins related to design services were $6,000 or 2% in 1998. Because revenue from design services stopped in August 1998, the company does not expect any gross margin contribution from this source in 1999. In summary, gross profit from service revenues, if any, is not expected to be significant over the balance of 1999.

SALES AND MARKETING

         Sales and marketing expenses were $188,000 for the quarter ended March 31, 1999 and $915,000 for the quarter ended March 31, 1998. The decrease represents the termination of the company's sales and marketing force in connection with the sale of the company's worldwide distribution rights to its 0.25 and below ProASIC products to Actel in August 1998. Expenses incurred in the first quarter of 1999 related to its efforts to support strategic initiatives and product designs. The company expects quarterly sales and marketing expenses to remain relatively flat for the remainder of the year.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the quarter ended March 31, 1999 were $1,347,000 as compared to $1,298,000 for the quarter ended March 31, 1998. The increase in quarterly expenses is due to mask costs for the 0.25-micron product development. The company expects quarterly research and development expenses to remain relatively flat for the remainder of the year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended March 31, 1999 and 1998 were $740,000 and $765,000, respectively. The company expects these expenses to remain relatively flat for the remainder of the year. However, G&A could experience significant increases in future quarters due to legal and accounting expenses incurred in connection with future financings.

OTHER INCOME AND EXPENSES

         Other expenses for the quarter ended March 31, 1999 were $44,000 as compared to other expenses of $24,000 for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the company had cash and cash equivalents of approximately $1.2 million and a working capital deficit of $5.4 million. During the first quarter ended March 31, 1999, and the year ended December 31, 1998, GateField incurred net losses of approximately $2.2 million and $8.3 million, respectively. The company expects to continue to generate such losses for at least the remainder of 1999. As a result, the company estimates it will have utilized all of its currently available capital resources on or about May 31, 1999. Thus, the company will be unable to continue as a going concern if sufficient funding is not immediately available.

         The Company has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners. In this regard, management has held discussions with Idanta Partners, Ltd. ("Idanta") and Actel Corporation ("Actel"), each a significant stockholder of the company in which both Idanta and Actel have indicated their preliminary interest in providing additional financing. Presently management is engaged in discussion with Actel in which Actel has indicated on a preliminary basis its willingness to extend loans to the Company, pursuant to a convertible promissory note (the "Note"), in the aggregate principal amount of up to $8 million (the "Note Financing"). It is anticipated that all or some portion of such Note would be convertible into shares of the Company's equity securities. It is also anticipated that the Common Stock issuable upon conversion of such equity securities would be at a discount to the prevailing market price to reflect the illiquidity of the shares, the Company's financial condition and other factors. The issuance of additional shares of Common Stock in the Note Financing is expected to be dilutive to the current stockholders, particularly in view of the fact that such securities will likely be issued at a discount to the prevailing market price of the Company's Common Stock.

         Although Actel and Idanta have indicated their preliminary interest in funding the Company, there can be no assurance that either the Note Financing or any other proposed financings will be consummated prior to May 31, 1999, the date on which the Company will have utilized all of its currently available cash, on terms acceptable to the Company and its stockholders if at all. The terms of the Note Financing have not been finalized and will be subject to compliance with all applicable securities laws. If the Company is unable to obtain additional financing on a timely basis, the Company will be required to terminate its operations.

         The Company currently anticipates that capital in the aggregate principal amount of $6 million to $12 million would meet the Company's capital requirements through 1999. However, the Company's capital requirements may be greater than anticipated. Therefore, there can be no assurance that such amounts will be sufficient to meet the Company's capital requirements through 1999.

         GateField has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business.

         Cash used in operations was $2.7 million in the first quarter of 1999 compared to $3.0 million for the first quarter of 1998. Net cash used by investing activities during the three-month period ended March 31, 1998 was $77,000 for equipment acquisitions. GateField expects to invest a minimum of $300,000 and possibly as much as $800,000 in mask sets for its new 0.25-micron product in 1999 but does not anticipate any other significant capital asset acquisitions during the upcoming year.

         Net cash provided by financing activities was $66,000 in the first quarter of 1999 and represents employee purchases of stock under certain option plans. That amount compares to $4.9 million for the same three month period in 1998 which represents the sale of the Company's common stock to Idanta Partners Ltd. in the amount of $4.6 million and $300,000 to other option and warrant holders, respectively.

YEAR 2000 ISSUES

         The following constitutes "Year 2000 Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

         GateField Corporation is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process date and time information after December 31, 1999. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Failure to complete necessary modifications could cause a disruption or failure of such program and system.

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

         Although GateField believes that its Year 2000 Team will identify all of the company's material Year 2000 issues, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the company, there can be no assurance that the company will be able to identify and accurately evaluate all such issues. As the process of identifying, accessing and resolving Year 2000 compliance issues proceeds, the company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. Even if the company's assessments and resolutions are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the company's business, financial condition and results of operations. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on the company's best estimates given information that is currently available and is subject to change, as the company continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates.

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At March 31, 1999, the Company had cash and cash equivalents of approximately $1.2 million and a working capital deficit of $5.4 million. During the first quarter ended March 31, 1999, and the year ended December 31, 1998, the Company incurred net losses of approximately $2.2 million and $8.3 million, respectively. The Company expects to continue to generate such losses for at least the remainder of 1999 and early 2000. As a result, the company expects that it will have utilized all of its currently available assets on or about May 31, 1999. If sufficient funding is not immediately available, the Company will be unable to continue as a going concern.

NO ASSURANCE OF FUTURE FUNDING

         The Company is in need of immediate additional financing in order to be able to continue as a going concern. Although Actel and Idanta have indicated their preliminary interest in funding the Company in the aggregate principal amount of up to $ 8.0 million, there can be no assurance that such financing will be consummated before the Company has utilized all of its currently available capital resources on terms acceptable to the company and its stockholders, if at all. If the Company is unable to obtain additional financing, the Company will be required to terminate its operations.

         The Company anticipates that capital in the aggregate principal amount of $6 million to $12 million would meet the Company's capital requirements through 1999. However, the Company's capital requirements may be greater than anticipated. Therefore, there can be no assurance that such amounts would be sufficient to meet the Company's capital requirements through 1999.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

         GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its next generation of 0.25-micron products. GateField is currently completing initial testing of its 0.25-micron products and related software. The joint Actel / GateField marketing team began sampling initial customers in the first quarter of 1999. Production software and a device programmer are scheduled to be available in the second quarter of 1999. No assurance can be given that the company's design and introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron products is unsuccessful or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

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

         GateField is in the process of closing down the operations of all of its foreign offices and expects such closures to occur by the end of the third quarter of 1999. Prior to such time, the company will experience the risks associated with having a high concentration of international sales.

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

FORWARD-LOOKING STATEMENTS

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks" and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, average selling prices, gross margin, wafer yields, research and development expenditures, selling, general and administrative expenditures and the Year 2000 compliance issue.

         All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by GateField's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. GateField undertakes no obligation to update any forward-looking statement contained in this Quarterly Report on Form 10-Q or incorporated by reference in the Company's Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GATEFIELD CORPORATION

Date:  May 17, 1999


                                        /s/  Timothy Saxe
                                        -------------------------------------
                                        Timothy Saxe
                                        President and Chief Executive Officer


                                        /s/  James B. Boyd
                                        -------------------------------------
                                        James B. Boyd
                                        Chief Accounting Officer & Corporate
                                        Controller