Form 10-Q
period 1999-06-30
GATEFIELD CORP
filed 1999-07-29
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                   Outstanding at July 9, 1999
         -------------------                   ---------------------------
  Common stock, par value $0.10 per share                4,171,702

                              GATEFIELD CORPORATION

                                      INDEX

                                                                                                Page
                                                                                               Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1999
                         and December 31, 1998                                                   3


                     Condensed Consolidated Statements of Operations for the Three
                         Months Ended June 30, 1999 and June 30, 1998                            4


                     Condensed Consolidated Statements of Cash Flows for the Three
                         Months Ended June 30, 1999 and June 30, 1998                            5


                     Notes to Condensed Consolidated Financial Statements, June 30, 1999         6

Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                   7



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                                     16

Item 6.  Exhibits and Reports on Form 8-K                                                        18


SIGNATURES                                                                                       19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GATEFIELD CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                       June 30,    December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                     1999         1998
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  6,423    $  3,832
    Accounts receivable, less allowance for doubtful
        accounts of $359 in 1999 and $244 in 1998                           263         463
    Inventories                                                               9         117
    Other current assets                                                  1,207         556
                                                                       --------    --------
        Total current assets                                              7,902       4,968

Property and equipment, net                                               1,303       1,783
Other assets                                                                  7         102
                                                                       --------    --------
        Total assets                                                   $  9,212    $  6,853
                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                           $    287    $    393
    Accounts payable                                                        387       1,372
    Accrued expenses                                                      1,722       1,941
    Deferred revenues                                                     4,294       4,772
                                                                       --------    --------
        Total current liabilities                                         6,690       8,478

Long-term obligations                                                     8,208         330
                                                                       --------    --------
        Total liabilities                                                14,898       8,808
Redeemable Preferred Stock:
    $0.10 par value; 2,000,000 shares authorized; shares issued
    and outstanding:  318,000 in 1999 and 318,000 in 1998                 3,084       3,083
Stockholders' deficit:
      Common stock:
        $0.10 par value; 65,000,000 shares authorized; shares issued
        and outstanding: 4,221,000 in 1999 and 4,193,000 in 1998            422         419
    Additional paid-in capital                                           83,289      81,900
    Accumulated other comprehensive loss                                   (771)       (737)
    Accumulated deficit                                                 (91,710)    (86,620)
                                                                       --------    --------
        Total stockholders' deficit                                      (8,770)     (5,038)
                                                                       --------    --------
        Total liabilities and stockholders' deficit                    $  9,212    $  6,853
                                                                       ========    ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        GATEFIELD CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (UNAUDITED)

                                                         Three Months Ended     Six Months Ended
                                                               June 30,             June 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999       1998       1999       1998
-------------------------------------------------------------------------------------------------
Revenues:
    Product                                             $   482    $ 1,359    $   624    $ 1,999
    Service                                                 180      2,109        490      3,318
                                                        -------    -------    -------    -------
      Total revenues                                        662      3,468      1,114      5,317
                                                        -------    -------    -------    -------

Cost of revenues:
    Product                                                 332      1,486        569      2,536
    Service                                                  --        605        138      1,365
                                                        -------    -------    -------    -------
      Total cost of revenues                                332      2,091        707      3,901
                                                        -------    -------    -------    -------

      Gross profit                                          330      1,377        407      1,416
                                                        -------    -------    -------    -------

Operating expenses:
    Sales and marketing                                     197      1,359        385      2,274
    Research and development                              1,079      1,399      2,426      2,696
    General and administrative                              693        785      1,433      1,550
                                                        -------    -------    -------    -------
      Total operating expenses                            1,969      3,543      4,244      6,520
                                                        -------    -------    -------    -------

Operating loss                                           (1,639)    (2,166)    (3,837)    (5,104)
                                                        -------    -------    -------    -------

Other income (expense):
    Interest expenses, net                               (1,209)       (20)    (1,221)      (110)
    Other income (expense), net                               1       (134)       (31)       (69)
                                                        -------    -------    -------    -------
      Total other income (expense)                       (1,208)      (154)    (1,252)      (179)

Net loss                                                $(2,847)   $(2,320)   $(5,089 )  $(5,283)

Other comprehensive loss:
    Currency translation adjustments                    $    18    $   (91)   $    36    $    (1)
                                                        =======    =======    =======    =======
Comprehensive loss                                      $(2,829)   $(2,411)   $(5,053)   $(5,284)

Loss attributable to common stockholders                $(2,847)   $(2,355)   $(5,090)   $(5,349)
                                                        =======    =======    =======    =======

Basic and diluted net loss per share                    $ (0.68)   $ (0.57)   $ (1.21)   $ (1.31)
                                                        =======    =======    =======    =======

Basic and diluted weighted average shares outstanding     4,207      4,135      4,215      4,084
                                                        =======    =======    =======    =======

See Accompanying Notes To Condensed Consolidated Financial Statements.

                                GATEFIELD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                          Six Months Ended June 30,
(IN THOUSANDS)                                                                1999          1998
---------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                               $(5,089)       $(5,283)
    Reconciliation to net cash used in operating activities:
      Depreciation and amortization                                            480            640
      Noncash subordinated convertible debt interest                         1,231             --
      Changes in assets and liabilities:
        Accounts receivable                                                    213            849
        Inventories                                                            108             64
        Other assets                                                          (544)           (10)
        Accounts payable and accrued expenses                               (1,185)        (1,565)
        Deferred revenues                                                     (478)          (326)
                                                                           -------        -------
          Net cash used in operating activities                             (5,264)        (5,631)
                                                                           -------        -------
Investing activities:
    Purchases of marketable securities                                          --            (15)
    Property and equipment purchases, net                                       --           (627)
                                                                           -------        -------
          Net cash used in investing activities                                 --           (642)
                                                                           -------        -------
Financing activities:
    Proceeds from issuance of convertible note                               8,000             --
    Principal payments on long term debt & capital lease obligations          (228)
    Proceeds from issuance of common stock                                     161          4,926
                                                                           -------        -------
          Net cash provided by financing activities                          7,933          4,926

Effect of exchange rate changes on cash and cash equivalents                   (78)             9
                                                                           -------        -------

Net change in cash and cash equivalents                                      2,591         (1,338)

Cash and cash equivalents, beginning of period                               3,832          4,189
                                                                           -------        -------

Cash and cash equivalents, end of period                                   $ 6,423        $ 2,851
                                                                           =======        =======

Supplemental disclosure of cash flow information:
    Noncash activities:
      Equipment acquired under capital leases                              $    --        $   465
    Cash activities:
      Cash paid during the year for interest                               $    25        $   186

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

1.   BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended June 30, 1999 and 1998, GateField Corporation, (the "company") incurred net losses of approximately $2,829,000 and $2,411,000, respectively and had stockholders deficits of approximately $8,770,000 at June 30, 1999 and $5,038,000 at December 31, 1998. The company must successfully introduce its .25 micron products into the market and successfully manufacture sufficient quantities to support its sales and marketing introduction to reach cash flow breakeven. If the company fails to significantly increase revenues within the next six to nine months it will have to obtaining additional financing in order to fund planned operating levels or cease or significantly reduce operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to complete its new product development and begin commercial sales, and ultimately obtain sufficient customer demand to attain profitable operations. Management intends to closely manage its operating expenses, begin sales of new products currently in development and obtain additional financing to cover its additional cash flow requirements until it reaches a break-even level of operations. No assurance can be given that the company will be successful in these efforts.

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The company's interim fiscal quarter ended on June 30, 1999 and 1998, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998, included in the company's Form 10-K.

2.   INVENTORIES

         On June 30, 1999 and December 31, 1998 the company had finished goods inventory of $9,000 and $117,000, respectively.

3.   CONVERTIBLE PROMISSORY NOTE

         In May 1999, the company issued a convertible promissory note in the aggregate principal amount of $8.0 million (the Note). The Note accrues interest at 5.22% per annum, has a five-year term and is secured by a lien against all the assets of the company. The Note is convertible into 420,000 shares of the company's Series C-1 Convertible Preferred Stock. The Series C-1 Convertible Preferred Stock is in turn convertible into 1,230,769 shares of the company's common stock, or the equivalent price of $6.50 per share of common stock.

         The Note is convertible at the option of the noteholder. On the date of issuance the Note was convertible into common stock at a price equal to approximately a 13% discount (the Conversion Discount) to the closing market price as reported on the OTCBB. The Conversion Discount of $1.2 million was recognized during the second quarter of 1999 by the company as a non-cash interest expense with a corresponding increase in the common stock additional paid in capital.

4.   REVERSE STOCK SPLIT

     In March 1999 the company's Board of Directors approved a ten for one reverse stock split of the company's common stock. In June 1999 the company's shareholders approved the reverse stock split. The reverse split became effective on June 30, 199 (the "Effective Date"). No fractional shares were issued. In lieu of any such fractional share interest, each holder will receive cash in an amount equal to the product obtained by multiplying (i) the closing sales price of the company's Common Stock on the Effective Date as reported on the OTCBB by (ii) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

         Total revenues declined to $662,000, or 81%, in the quarter ended June 30, 1999 from $3,468,000 for the same period last year. Total product revenues in the quarter ended June 30, 1999 declined to $482,000 from $1,359,000 for the same period last year. ProASIC product revenues for the quarter ended June 30, 1999 include the recognition of $312,000 in license fees from Rohm Co. Ltd. in Kyoto, Japan that were collected and deferred in fiscal 1998. The decline in ProASIC revenues was due to the company's decision to halt active sales efforts for the 0.72-micron product in the third quarter of 1998 and ultimately terminate the sale of these products in the second quarter of 1999. The company expects that a significant portion of future revenues, if any, will come from the commercialization of its 0.25-micron products. The company believes that it will begin selling its 0.25-micron product in the third quarter of fiscal 1999. However, no assurance can be given that the company's design and introduction schedules for such products can be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron products are unsuccessful or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

         Service revenues declined to $180,000 for the quarter ended June 30, 1999 from $2,109,000 for the same quarter last year. Service revenues are comprised of two components: (i) maintenance contracts on the company's verification systems and (ii) design services. Revenues from maintenance contracts on the company's verification systems were $176,000 in the second quarter of 1999 as compared to $1,258,000 in the second quarter of 1998. The decline in verification maintenance revenues is the result of the sale of the verification product assets in 1997. Revenues from maintenance contracts on the company's verification systems earned in the second quarters of 1999 and 1998 represent the company's portion of a profit sharing agreement with the purchaser of the verification assets. The company expects revenues from this source to continue to decline at an accelerated rate and to cease in 1999. The company did not generate any service fees from its design services for the quarter ended June 30, 1999 because the company sold those assets to Actel Corporation in August 1998. Service fees related to the company's design services were $851,000 in the quarter ended June 30, 1998.

         Total revenue for the six months ended June 30, 1999 decreased to $1,114,000 from $5,317,000 for the same period last year. Product revenue for the six months ended June 30, 1999 was $624,000, compared to $1,999,000 for the comparable period last year. Service revenue was $490,000 for the six months ended June 30, 1999; compared to $3,318,000 for the same period last year. The decrease in product revenue and service revenue represents the transition of the company's business as a manufacturer of verification products to a designer, developer and marketer of high-density, high-performance FPGA products. The company expects that service revenue will decline to zero over the balance of the year.

GROSS PROFIT

         Gross profit for the quarter ended June 30, 1999 was $330,000, as compared to $1,377,000, for the same period last year. Gross profit from ProASIC product revenues for the quarter ended June 30, 1999 was $173,000 as compared to a gross loss of ($127,000) for the quarter ended June 30, 1998. Poor manufacturing yields on the 0.72-micron product wafers caused actual costs to exceed revenues on those products for the quarter ended June 30, 1998. As the design and manufacturing processes are different for the 0.72-micron and the 0.25-micron products, the yields and, hence, the gross profits on the two products are unrelated. Furthermore, the 0.25-micron product has not been manufactured in commercial quantities. Therefore, the company cannot predict its margins for 1999 with any degree of certainty. Gross profit related to 0.72-micron products is expected to cease in the third quarter of 1999 as the company does not expect to sell this product in future quarters.

         Gross profit from service revenues was $180,000 in the quarter ended June 30, 1999, as compared to $1,504,000 in the same period last year. Gross profit related to maintenance contracts on the verification systems was $176,000 in the quarter ended June 30, 1999, as compared to $1,256,000 in the same period last year. The company expects that revenues related to maintenance contracts on the verification systems will decline to zero in the remainder of 1999 and, therefore, will not contribute to gross profit. Gross profit related to design services were $248,000, or 29% of revenue for the quarter ended June 30, 1998. Because revenue from design services ceased in August 1998, the company does not expect any gross profit contribution from this source for the remainder of 1999. Therefore, gross profit from service revenues is not expected to be significant over the balance of 1999.

         Gross profit for the six-month period ended June 30, 1999 was $407,000 compared to $1,416,000 for the same period last year. The gross profit from product revenues was $55,000 or 9% of revenues, for the six month period ended June 30, 1999 as compared to a loss of $537,000 for the same period last year. Gross profit from service revenues was $352,000, or 72% of revenues, for the six months ended June 30, 1999 compared to $1,953,000, or 59%, for the same period last year.

SALES AND MARKETING

         Sales and marketing expenses were $197,000 for the three months ended June 30, 1999 as compared to $1,359,000 for the three months ended June 30, 1998. Sales and marketing expenses for the six months ended June 30, 1999 and June 30, 1998 were $385,000 and $2,274,000, respectively. The decrease represents the termination of the company's sales and marketing personnel in connection with the sale of the company's worldwide distribution rights to its 0.25-micron and below products to Actel in August 1998. Expenses incurred in the second quarter of 1999 relate to the company's efforts to prepare for the 0.25-micron product introduction and the company's efforts to support strategic initiatives and new product designs. The company expects quarterly sales and marketing expenses to remain relatively flat for the remainder of the year.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended June 30, 1999 were $1,079,000 as compared to $1,399,000 for the three months ended June 30, 1998. Research and development expenses for the six months ended June 30, 1999 and June 30, 1998 were $2,426,000 and $2,696,000, respectively.
The decrease in the quarter ended June 30, 1999 represents a decrease in mask costs for the 0.25-micron product development and normal fluctuations in operating expenses. The company expects quarterly research and development expenses to be between $1.2 million and $1.5 million per quarter for the remainder of the year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended June 30, 1999 and 1998 were $693,000 and $785,000, respectively. The decrease represents reduced head count. General and administrative expenses for the six months ended June 30, 1998 and 1997 were $1,433,000 and $1,550,000 respectively. The company expects these expenses to remain relatively flat for the remainder of the year. However, general and administrative expenses may increase in future quarters due to legal and accounting expenses incurred in connection with future financings.

OTHER INCOME AND EXPENSES

         Other expenses for the quarter ended June 30, 1999 were $1,208,000 as compared to other expenses of $154,000 for the quarter ended June 30, 1998. Other expenses for the six months ended June 30, 1998 and 1997 were $1,252,000 and $179,000 respectively. The increase in 1999 is due to a $1.2 million non-cash interest expense that the company recognized on the date of issuance of a convertible promissory note in the aggregate principal amount of $8.0 million to Actel (see note 3).

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the company had cash and cash equivalents of approximately $6,423,000 and working capital of $1,212,000. During the six month periods ended June 30, 1999 and 1998, the company incurred net losses of approximately $5,053,000 and $5,284,000, respectively. The company expects to continue to generate such losses for at least the remainder of 1999. As a result, the company estimates it will have utilized all of its currently available capital resources on or about March 31, 2000. If the company cannot generate significant revenues by that date or obtain additional funding, the company would be unable to continue as a going concern. Many factors could increase or decrease the company's utilization of its capital resources during this period. The company cannot predict the timing or the magnitude of those factors with any degree of certainty. Therefore, the company may need additional financing at an earlier date. The company cannot assure you that additional financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our shareholders.

         The company will need to increase revenue significantly in a relatively short period of time in order to have enough capital to attain breakeven cash flow from operations. Should the company's product development costs or the amount of time required to manufacture sufficient quantities of product increase or should the company's expenditures be greater than anticipated the company may not have sufficient capital to reach breakeven cash flow from operations. Therefore, there can be no assurance that the cash and cash equivalents balance as of June 30, 1999 will be sufficient to meet the company's capital requirements through March 31, 2000.

         The company has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business. The company has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners and continues to seek additional funds. If the company is unable to obtain additional financing on a timely basis when and if needed, the company will be required to terminate its operations.

         Cash used in operations was $5,264,000 in the first six months of 1999 compared to $5,631,000 for the first six months of 1998. Net cash used by investing activities during the six-month period ended June 30, 1998 was $642,000 substantially all of which was for equipment acquisitions. The company did not acquire any new capital equipment in the first six months of 1999. The company expects to invest a minimum of $500,000 and possibly as much as $1,200,000 in mask sets for its new 0.25-micron product in 1999 but does not anticipate any other significant capital asset acquisitions during the upcoming year.

         Net cash provided by financing activities was $7,933,000 in the six months ended June 30, 1999 and represents a convertible promissory note in the aggregate principal amount of $8.0 million issued to Actel and $161,000 in employee purchases of stock under certain option plans. That amount compares to $4,926,000 for the same six month period in 1998 which represents the sale of the company's common stock to Idanta Partners, Ltd. in the amount of $4,583,000 and $300,000 to other option and warrant holders, respectively.

YEAR 2000 ISSUES

         The following constitutes "Year 2000 Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

               Background of Year 2000 issues. Many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process date and time information after December 31, 1999. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Failure to complete necessary modifications could cause a disruption or failure of such program and system.

         The company has defined Year 2000 compliant as the ability to:

         - Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

         - Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

         - Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

         - Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

         -     Recognize Year 2000 as a leap year.

               The company has formed a "Year 2000 Team" to identify, access and resolve Year 2000 compliance issues. The team has completed an inventory of all material Year 2000 issues.

               Products and IT systems. The company has tested all of its current products for Year 2000 compliance. The company derived its testing method from a review and analysis of the Year 2000 testing practices of software vendors, relevant industry Year 2000 compliance standards and the specific functionality and operation environments of its products. These tests were run on all supported platforms for each current release of our product and included testing for date calculations and internal storage of date information with test numbers starting in 1999 and going beyond the year 2000. Based on these tests, the company believes its products are Year 2000 compliant with respect to date calculations and internal storage of date information. However there can be no assurance that its tests detected every possible contingency and no assurance the company will not receive claims from its customers asserting liability, including liability for breach of warranties related to the failure of its products and services to function properly.

               To date, the company has not identified any significant areas of noncompliance with respect to its internal IT systems. It expects that the assessment and all remedial action for all of its IT systems will be completed by the end of calendar year 1999. The company intends to take the necessary steps to make its systems Year 2000 compliant. These steps may require the company to modify, upgrade or replace some of its internal financial and operational systems. The cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not yet been determined. While these efforts may involve additional costs, the company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the company--although no assurances can be given.

         Customers, suppliers, and service providers. The company has surveyed its significant customers, suppliers, service providers and the sole manufacturer of its silicon wafers to determine their plans to address Year 2000 issues. The company has received assurances from most of its customers and third party vendors and anticipates further cooperation in these efforts, however there can be no assurance such third parties will indeed be Year 2000 compliant. If any customers have a business interruption due to Year 2000 compliance issues the company's revenue could be significantly impacted and the resulting loss in sales for the quarter could have a material adverse effect on the company's business, financial condition and results of operation. If any suppliers, service providers or the sole manufacturer of its silicon wafers fails to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the company's business, financial condition and results of operation. The company may not find alternative suppliers, service providers, or an alternative to its sole manufacturer. In the event that any of our significant suppliers, service providers or our sole manufacturer does not achieve Year 2000 compliance successfully and in a timely manner, and we are unable to replace them with alternate sources, our business would be harmed. The Year 2000 Team has developed contingency plans in the event a third party fails to appropriately address their Year 2000 issues for every supplier except the sole manufacturer of our silicon wafers for which an alternative supplier is not available. Even if the company's assessments, resolutions and contingency plans are completed and put in place on time, there can be no assurance that such actions will be sufficient to address any third-party failures. Nor can the company be assured that unresolved or undetected internal and external
Year 2000 issues with third parties will not have a material adverse effect on the company's business, financial condition and results of operations.

         The most reasonably likely "worst case" scenario for the company with respect to the Year 2000 problem is the failure of the company's major distributor or the company's sole manufacturer of silicon wafers to be Year 2000 compliant such that the sale or distribution of GateField products or the supply of components for such products is interrupted. This could result in the company not being able to produce or distribute products for a period of time, which in turn could result in lost sales and profits. If the company's strategic partners were to incur a sustained interruption in their ability to manufacture GateField wafers or sell GateField products, the impact on the company's business, financial condition and results of operations would be material.

         Recent legislation. Legislation was recently passed by Congress that purports to limit liability for failure to be Year 2000 compliant. We cannot assure you that this legislation will limit our liability.

         Although the company believes its Year 2000 Team will identify all of the company's material Year 2000 issues, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the company, there can be no assurance that the company will be able to identify and accurately evaluate all such issues. As the process of identifying, accessing and resolving Year 2000 compliance issues proceeds, the company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. Even if the company's assessments and resolutions are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the company's business, financial condition and results of operations. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on the company's best estimates given information that is currently available and is subject to change as the company continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates.

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At June 30, 1999, the company had cash and cash equivalents of approximately $6.4 million and working capital of $1,158,000. During the six months ended June 30, 1999 and 1998, the company incurred net losses of approximately $5.2 million and $5.3 million, respectively. The company expects to continue to generate losses for at least the remainder of 1999. As a result, the company expects that it will have utilized all of its currently available cash on or about March 31, 2000. Many factors could increase or decrease the company's utilization of its capital resources during this period and the company may need additional financing at an earlier date. There can be no assurance that such financing will be available on terms acceptable to the company and its stockholders, if at all. If the company is unable to obtain additional financing the company may be required to terminate its operations.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

         GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its next generation of 0.25-micron products. GateField is currently completing initial testing of its 0.25-micron products and related software. The joint Actel / GateField marketing team began sampling initial customers in the first quarter of 1999. The company believes the product will be ready for introduction in the third quarter of 1999. However, no assurance can be given that the company's design and introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron products is unsuccessful or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

         GateField currently uses a single independent manufacturer, Infineon Corporation ("Infineon") to provide wafers used in the production of its products, including its 0.25-micron products. The company has invested significant amounts of time and resources in working with Infineon to develop and improve the manufacturing processes relating to GateField's 0.25-micron product family. Although Infineon has also invested significant resources into its relationship with GateField, if Infineon were unable or unwilling to manufacture such products as anticipated by GateField, GateField would be unable to introduce such products to market on a timely basis, which would have a material adverse effect on the company's business, financial condition and results on operations. If this relationship were terminated, the company would be required to redesign its wafers to make them compatible with the manufacturing process of a new manufacturer. This process could take up to twelve (12) months. In addition, the company could lose significant revenue opportunities while working to achieve volume production with a new vendor. No assurance can be given that any additional qualified wafer foundries would become available or be able to satisfy GateField's requirements on a timely basis.

          GateField's dependence on Infineon for the manufacture of its products subjects the company to a number of risks associated with an interruption of supply from a single source. In particular, with respect to the manufacture of GateField's 0.25-micron products, Infineon will require significant lead-time to reach volume production on new processes. Accordingly, no assurance can be given that volume production or acceptable yields with respect to GateField's new 0.25-micron product family will be achieved on a timely basis or at all. GateField has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the company will not experience similar or more severe delays in the future. Although GateField has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to customers other than GateField. In addition, internal uses within Infineon could delay manufacture of GateField products and interrupt GateField's capability to meet its product delivery obligations. Any inability or unwillingness of Infineon to provide adequate quantities of finished wafers to satisfy GateField's needs in a timely manner would delay production and product shipments and could have a material adverse effect on GateField's business, financial condition and results of operations. Furthermore, Infineon is in the process of being spun off from its parent Siemens Aktiengesellschaft, there can be no assurance that the wafer-manufacturing portion of such operations will be willing and capable of continuing to support the manufacture of GateField's products.

RELIANCE ON ACTEL RELATIONSHIP

         In August 1998, GateField entered into a strategic relationship with Actel Corporation. In a product marketing agreement, Actel acquired the exclusive right to distribute GateField's standard ProASIC products based on
0.25 micron and smaller geometries. As a result, GateField terminated its entire sales force and does not anticipate creating a new sales force in the foreseeable future. Consequently, GateField is highly dependent on Actel's sales efforts and the success of its sales force in marketing GateField's 0.25-micron products.

         Actel will continue to market its own products, including products that are competitive with GateField's products. Accordingly, there is a risk that Actel may give higher priority to its own Actel products, thus reducing its efforts to sell GateField's products. In addition, GateField's agreement with Actel is terminable by Actel under a variety of circumstances, including GateField's material breach of the product marketing agreement. As GateField would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with GateField would have a material adverse effect on GateField's business, financial condition and results of operations. Furthermore, if Actel's sales and marketing efforts do not achieve anticipated growth rates, GateField would be forced to reduce the amount of product that is manufactured. As a result, the company's profit margins on future sales of higher cost products would be reduced because GateField may be unable to take full advantage of Infineon's manufacturing cost reductions.

COMPETITION

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence, and price erosion. The company expects competition to increase in the future. Increased competition would likely reduce our prices. GateField's existing competitors include suppliers of conventional gate arrays, complex programmable logic devices (CPLDs) and FPGAs. The company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. GateField also faces competition in the future from major domestic and international semiconductor suppliers and suppliers of logic products based on new or emerging technologies.

         The company's competitors may respond more quickly to emerging technologies. In addition many of the company's competitors have longer operating histories, more resources, broader customer relationships and broader product lines. Important competitive factors in GateField's market are: price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws and technical service and support. Failure of GateField to compete successfully in any of these or other areas could have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         GateField's success is dependent in large part on the continued service of its key management, engineering, marketing and support employees. Competition for qualified personnel, particularly skilled engineers, is intense in the semiconductor industry. The loss of GateField's current key employees, or the inability of the company to attract other qualified personnel, could have a material adverse effect on GateField.
The company does not have employment agreements with any of its key employees.

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

MANUFACTURING YIELDS

          The manufacture of high-performance ProASIC products is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. GateField has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries of the 0.25-micron products would adversely effect GateField's business, financial condition and results of operations.

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

RELIANCE ON INTERNATIONAL SALES

         In the past, GateField has operated sales offices in England, Germany and Japan. Sales from these offices were in the local currency and, therefore, exposed the company to currency exchange fluctuations. Sales to customers located outside the United States accounted for approximately 30% in 1998, 48% in 1997 and 31% in 1996. Of these sales, sales to customers located in the Asia Pacific region and Japan accounted for approximately 25%, 28% and 18% of net revenues for 1998, 1997 and 1996, respectively. Revenue from customers located in the Asia Pacific region and Japan in the second quarter of 1999 and 1998 was $92,000 and $258,000 respectively. Revenue from customers located in the Asia Pacific region and Japan for the six-month period ended June 30, 1999 and 1998 was $361,000 and $714,000 respectively.

         GateField is in the process of closing down the operations of all of its foreign offices and expects such closures to occur by the end of the third quarter of 1999. GateField expects international revenues to continue to decline each quarter from their current level.

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

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

         The market for GateField's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. Thus GateField's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, including the timely introduction of its next generation of 0.25-micron
ProASIC products.

         In evaluating new product decisions, GateField must anticipate both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products and failure to coordinate the design and development of silicon and associated software products each could have a material adverse effect on GateField's business, financial condition and results of operation. No assurance can be given that any other new products will gain market acceptance or that GateField will respond effectively to new technological changes or new product announcements by others. Any failure of GateField or its strategic partners to successfully define, develop, market, manufacture, assemble or test competitive new products could have a material adverse effect on its business, financial condition and results of operations.

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

PART II.    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 30, 1999 (the "Effective Time") the company effected a reverse stock split of its outstanding common stock whereby each ten (10) shares of the company's Common Stock, par value $0.10 per share, issued and outstanding or held in treasury at the Effective Time were automatically and without any action on the part of the respective holders thereof combined, converted and changed into one (1) share of Common Stock, par value $0.10 per share, of the company (the "Reverse Stock-Split"). No fractional shares were issued and, in lieu thereof, any holder of less than one share of Common Stock received cash for such holder's fractional share based on the closing price per share of the Common Stock on the Nasdaq Unaffiliated Over the Counter Bulletin Board as of the Effective Time of the Reverse Stock-Split.

         In May 1999 the company issued a convertible promissory note in the aggregate principal amount of $8.0 million to one purchaser. The note is convertible at the option of the holder into 420,000 shares of the company's Series C-1 convertible preferred stock (the "Stock"). The Stock converts into 1,230,769 shares of the company's common stock. The sale and issuance of the note and the securities issuable upon conversion of the note were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 4(2) or Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In April 1999, in connection with its 1999 annual meeting of stockholders (the "Annual Meeting") held on June 7, 1999 the company requested that its stockholders vote on the following matters.

Proposal 1: To elect one Class II director to hold office until the 2002 Annual Meeting of Stockholders pursuant to the classified board provisions of the company's Restated Certificate of Incorporation (the "Certificate"). In addition, in accordance with Section 2115 of the California General Corporation Law the company is permitting the stockholders of the company ("the "Stockholders") to vote to elect all three current directors until the next annual meeting. Accordingly, there will be two separate votes regarding the election of directors.

At the Annual Meeting, the voting of stockholders with respect to Proposal 1 was as follows:

Nominee                          For                            Withheld

Slate One
Michael J. Kucha                 38,203,757                     1,723,629

Slate Two
Michael J. Kucha                 38,213,636                     1,713,750
Horst G. Sandfort                38,975,296                       952,090
Timothy Saxe                     39,067,742                       859,644

Proposal 2: To approve the company's 1999 Stock Option Plan, under which plan 3,000,000 shares of Common Stock shall be authorized for issuance.

At the Annual Meeting the voting of stockholders with respect to Proposal 2 was as follows:

For                              Against                        Abstain                        Broker Nonvotes
19,081,502                       3,016,903                      365,676                        17,463,305

Proposal 3: To approve the company's 1999 Employee Stock Purchase Plan, under which plan 1,000,000 shares of Common Stock shall be authorized for issuance.

At the Annual Meeting the voting of stockholders with respect to Proposal 3 was as follows:

For                              Against                        Abstain                        Broker Nonvotes
19,942,113                       2,164,171                      357,797                        17,463,305

Proposal 4: To approve an amendment to the company's Certificate to effect, at any time prior to the 2000 Annual Meeting of Stockholders, a reverse stock split of the company's Common Stock whereby each outstanding ten (10) shares would be combined, converted and changed into one (1) share of Common Stock.

At the Annual Meeting the voting of stockholders with respect to Proposal 4 was as follows:

For                              Against                        Abstain
34,021,906                       5,605,382                      300,098

Proposal 5: To approve an amendment to the company's Certificate to increase the authorized number of shares of Common Stock from 65,000,000 to 120,000,000 shares and to increase the authorized number of shares of Preferred Stock from 2,000,000 to 10,000,000. If the amendment set forth in Proposal 4 above and the amendment set forth in this Proposal 5 are both approved by the Stockholders, the Board of Directors intends to abandon the amendment set forth in this Proposal 5 as permitted by Section 242(c) of the Delaware General Corporation Law.

At the Annual Meeting the voting of stockholders with respect to Proposal 5 was as follows:

For                              Against                        Abstain                        Broker Nonvotes
18,125,652                       4,923,491                      483,710                        16,394,533

Proposal 6: To ratify the selection of Deloitte & Touche LLP as independent auditors of the company for its fiscal year ending December 31, 1999.

At the Annual Meeting the voting of stockholders with respect to Proposal 6 was as follows:

For                              Against                        Abstain
39,216,826                       493,040                        217,520

All proposals were approved by the stockholders except for Proposal 5 regarding an amendment to the company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 65,000,000 to 120,000,000 shares and the authorized number of shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 4.1 Certificate of Amendment of Restated Certificate of Incorporation of Gatefield Corporation.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

Current Report on Form 8-K dated May 28, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 29, 1999             GATEFIELD CORPORATION




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