Form 10-Q
period 1999-09-30
GATEFIELD CORP
filed 1999-11-08
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                         Commission file number 0-13244



                              GATEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              41-1404495
(State of incorporation)                    (I.R.S. Employer Identification No.)


47436 FREMONT BOULEVARD, FREMONT, CALIFORNIA                              94538
(Address of principal executive offices)                              (Zip Code)


    Registrant's telephone number, including area code:      (510) 623-4400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF EACH CLASS                  OUTSTANDING AT OCTOBER 22, 1999
         -------------------                  -------------------------------
Common stock, par value $0.10 per share                 4,643,038

                              GATEFIELD CORPORATION

                                      INDEX

                                                                                        Page
                                                                                       Number
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 1999
                   and December 31, 1998                                                    3

               Condensed Consolidated Statements of Operations and
                   Comprehensive Loss for the Three and Nine Months Ended
                   September 30, 1999 and 1998                                              4

               Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1999 and 1998                                 5

               Notes to Condensed Consolidated Financial Statements, September 30, 1999     6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 17

Item 2.  Changes in Securities and Use of Proceeds                                         17

Item 3.  Defaults upon Senior Securities                                                   17

Item 4.  Submission of Matters to a Vote of Security Holders                               17

Item 5.  Other Information                                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                  17

SIGNATURES                                                                                 17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GATEFIELD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30,    December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                            1999               1998
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  7,400           $  3,832
    Accounts receivable, less allowance for doubtful
        accounts of $441 in 1999 and $244 in 1998                                   49                463
    Inventories                                                                    475                117
    Other current assets                                                         1,084                556
                                                                              --------           --------
        Total current assets                                                     9,008              4,968

Property and equipment, net                                                      1,918              1,783
Other assets                                                                        52                102
                                                                              --------           --------
        Total assets                                                          $ 10,978           $  6,853
                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current portion of long-term obligations                                  $    253           $    393
    Accounts payable                                                             1,763              1,372
    Accrued expenses                                                             1,438              1,941
    Deferred revenues                                                            3,972              4,772
                                                                              --------           --------
        Total current liabilities                                                7,426              8,478

Long term obligations                                                            8,141                330
                                                                              --------           --------
        Total liabilities                                                       15,567              8,808
Redeemable Preferred Stock:
    $0.10 par value; 2,000,000 shares authorized; shares issued
    and outstanding:  318,000 in 1999 and 318,000 in 1998                        3,085              3,083
Stockholders' deficit:
      Common stock:
        $0.10 par value; 65,000,000 shares authorized; shares issued
        and outstanding: 4,221,000 in 1999 and 4,193,000 in 1998                   469                419
        Additional paid-in capital                                              86,307             81,900
    Accumulated other comprehensive loss                                          (864)              (737)
    Accumulated deficit                                                        (93,586)           (86,620)
                                                                              --------           --------
        Total stockholders' deficit                                             (7,674)            (5,038)
                                                                              --------           --------
        Total liabilities and stockholders' deficit                           $ 10,978           $  6,853
                                                                              ========           ========


 See Accompanying Notes to Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                            Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------
Revenues:
    Product                                               $    377      $    379      $  1,001      $  2,456
    Service                                                     33           629           523         3,869
                                                          --------      --------      --------      --------
      Total revenues                                           410         1,008         1,524         6,325
                                                          --------      --------      --------      --------

Cost of revenues:
    Product                                                    395         1,040           964         1,717
    Service                                                     10           351           149         3,576
                                                          --------      --------      --------      --------
      Total cost of revenues                                   405         1,391         1,113         5,293
                                                          --------      --------      --------      --------

      Gross profit (loss)                                        5          (383)          411         1,032
                                                          --------      --------      --------      --------

Operating expenses:
    Sales and marketing                                        183         1,603           568         3,877
    Research and development                                 1,090         1,321         3,515         4,017
    General and administrative                                 661         1,276         2,094         2,826
                                                          --------      --------      --------      --------
      Total operating expenses                               1,934         4,200         6,177        10,720
                                                          --------      --------      --------      --------

Operating loss                                              (1,929)       (4,583)       (5,766)       (9,688)
                                                          --------      --------      --------      --------

Other income (expense):
    Interest expense, net                                      (66)          (36)       (1,287)         (146)
    Other income, net                                          120         4,331            89         4,263
                                                          --------      --------      --------      --------
      Total other income (expense)                              54         4,295        (1,198)        4,117
                                                          --------      --------      --------      --------

Net loss                                                    (1,875)         (288)       (6,964)       (5,571)

Other comprehensive gain (loss):
    Currency translation adjustments                            93            13           128            14
                                                          --------      --------      --------      --------
Comprehensive loss                                        $ (1,782)     $   (275)     $ (6,836)     $ (5,557)
                                                          ========      ========      ========      ========

Loss attributable to common stockholders                  $ (1,876)     $   (322)     $ (6,967)     $ (5,674)
                                                          ========      ========      ========      ========

Basic and diluted net loss per share                      $  (0.44)     $  (0.08)     $  (1.65)     $  (1.38)
                                                          ========      ========      ========      ========

Basic and diluted weighted average shares outstanding        4,222         4,150         4,211         4,105
                                                          ========      ========      ========      ========


See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
(IN THOUSANDS)                                                                  1999               1998
--------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                  $ (6,964)          $ (5,571)
    Reconciliation to net cash used in operating activities:
      Depreciation and amortization                                                695                375
      Non-cash subordinated convertible debt interest                            1,231
      Gain on sale of Design Service Business                                        -             (4,462)
      Changes in assets and liabilities:
        Accounts receivable                                                        412              1,081
        Inventories                                                               (358)               562
        Other assets                                                              (479)               180
        Accounts payable and accrued expenses                                     (118)            (2,200)
        Deferred revenues                                                         (800)             3,763
                                                                              --------           --------
          Net cash used in operating activities                                 (6,381)            (6,272)
                                                                              --------           --------
Investing activities:
    Property and equipment purchases, net                                         (830)                 -
    Proceeds from sale of Design Service Business                                    -              5,444
                                                                              --------           --------
          Net cash provided by (used in) in investing activities                  (830)             5,444
                                                                              --------           --------
Financing activities:
    Proceeds from issuance of convertible note                                   8,000                  -
    Proceeds from issuance of common stock                                       3,226              5,099
    Proceeds from issuance of preferred stock                                        -              3,000
    Principal payments on long term debt & capital lease obligations              (329)              (158)
                                                                              --------           --------
          Net cash provided by financing activities                             10,897              7,941

Effect of exchange rate changes on cash and cash equivalents                      (118)                40
                                                                              --------           --------

Net change in cash and cash equivalents                                          3,568              7,153

Cash and cash equivalents, beginning of period                                   3,832              4,189
                                                                              --------           --------

Cash and cash equivalents, end of period                                      $  7,400           $ 11,342
                                                                              ========           ========

Supplemental disclosure of cash flow information:
    Noncash activities:
      Equipment acquired under capital leases                                   $    -           $    525
    Cash activities:
      Cash paid during the year for interest                                  $    159           $    300


See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended September 30, 1999 and 1998, GateField Corporation, (the "company") incurred net losses of approximately $1,875,000 and $288,000, respectively and had stockholders deficits of approximately $7,674,000 at September 30, 1999 and $5,038,000 at December 31, 1998. The company must successfully introduce its 0.25-micron products into the market and successfully manufacture sufficient quantities to support its sales and marketing introduction to reach cash flow breakeven. If the company fails to significantly increase revenues and improve gross margins within the next six to nine months it will have to obtain additional financing in order to fund planned operating levels or cease or significantly reduce operations.

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The company's interim fiscal quarter ended on September 30, 1999 and 1998, respectively. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998, included in the company's annual report on Form 10-K.

2.   INVENTORIES

         Inventory consists principally of raw wafers.

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

         The Note is convertible at the option of the noteholder. On the date of issuance, the Note was convertible into common stock at a price equal to approximately a 13% discount (the Conversion Discount) to the closing market price as reported on the OTCBB. The Conversion Discount of $1.2 million was recognized during the second quarter of 1999 by the company as a non-cash interest expense with a corresponding increase in the common stock additional paid in capital.

4.   REVERSE STOCK SPLIT

         In March 1999, the company's Board of Directors approved a ten for one reverse stock split of the company's common stock. In June 1999, the company's shareholders approved the reverse stock split. The reverse split became effective on June 30, 1999 (the "Effective Date"). No fractional shares were issued. In lieu of any such fractional share interest, each holder will receive cash in an amount equal to the product obtained by multiplying (i) the closing sales price of the company's Common Stock on the Effective Date as reported on the OTCBB by (ii) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest.

5.   SALE OF COMMON STOCK

         In September 1999, the company issued approximately 471,000 shares of common stock to outside investors for an aggregate purchase price of $3,062,000 pursuant to a Stock Purchase Agreement entered into on September 30, 1999.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

         Total revenue for the quarter ended September 30, 1999 was $410,000 compared to $1,008,000 for the quarter ended September 30, 1998, a decrease of 59%. Total product revenue in the quarter ended September 30, 1999 was flat at $377,000, as compared to $379,000 for the same period last year. ProASIC product revenue for the quarter ended September 30, 1999, was $349,000, as compared to $375,000 for the same period in 1998. The current quarter's ProASIC revenues include the recognition of $312,000 in license fees from Rohm Co. Ltd. that were collected and deferred in fiscal 1998. The decline in ProASIC revenues was due to the company's decision to halt active sales efforts for the 0.72-micron product in the third quarter of 1998 and ultimately terminate the sale of these products in the second quarter of 1999. The company believes it will have little, if any, revenue from its 0.72-micron products in the fourth quarter of 1999. The company expects future revenues, if any, will come from the commercialization of its 0.25-micron products. The company began selling, on a limited basis, its 0.25-micron standard ProASIC product in the last month of the third quarter of fiscal 1999. Total 0.25-micron standard ProASIC product revenue during the quarter was insignificant and the company can not predict with any degree of certainty what the revenue will be for the 0.25-micron product for the balance of 1999 or that significant volumes of the product can be produced in a timely manner. Indeed, no assurance can be given that design and production problems will not arise that could interrupt or cease sales in future quarters. Moreover, there can be no assurances that, even if such products are introduced into the market in significant volumes on a timely basis, they will achieve market acceptance. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron standard ProASIC products are unsuccessful, or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

         Service revenues declined to $33,000 for the quarter ended September 30, 1999 from $629,000 for the same quarter last year. Service revenues are comprised of two components: (i) maintenance contracts on the company's verification systems and (ii) design services. Revenues from maintenance contracts on the company's verification systems were $33,000 in the third quarter of 1999, as compared to $363,000 in the third quarter of 1998. The decline in verification maintenance revenues is the result of the sale of the verification product assets in 1997. Revenues from maintenance contracts on the company's verification systems earned in the third quarter of 1999 and 1998 represent the company's portion of a revenue sharing agreement with the purchaser of the verification assets. The company expects revenues from this source to continue to decline at an increasing rate and to eventually cease in the fourth quarter of 1999. The company did not generate any service fees from its design services for the quarter ended September 30, 1999 because the company sold those assets in August 1998. Service fees related to the company's design services were $266,000 in the quarter ended September 30, 1998.

         Total revenue for the nine months ended September 30, 1999, decreased to $1,524,000 from $6,325,000 for the same period last year. Product revenue for the nine months ended September 30, 1999, was $1,001,000, compared to $2,456,000 for the comparable period last year. Service revenue was $523,000 for the nine months ended September 30, 1999, compared to $3,869,000 for the same period last year. The decrease in product revenue and service revenue represents the transition of the company's business from a manufacturer of verification products to a designer, developer and marketer of high-density, high-performance FPGA products. The company expects that service revenue will decline to zero over the balance of the year.

GROSS PROFIT

         Gross profit for the quarter ended September 30, 1999 was $5,000, as compared to a gross loss of $383,000, for the same period last year. Gross loss from product revenues was $18,000 in the quarter ended September 30, 1999, as compared to a gross loss of $661,000 in the same period last year. Gross loss from ProASIC product revenues for the quarter ended September 30, 1999 was $46,000, as compared to a gross loss of $665,000 for the quarter ended September 30, 1998. Poor manufacturing yields on the 0.72-micron product wafers caused actual costs to exceed revenues on those products for the quarter ended September 30, 1998. Gross profit related to 0.72-micron products is expected to cease in the third quarter of 1999, as the company does not expect to sell those products in future quarters. As the design and manufacturing processes are different for the 0.72-micron and the 0.25-micron products, the yields and, hence, the gross profits on the two products are unrelated. Sale of the 0.25-micron standard ProASIC product was insignificant in the third quarter of 1999. Furthermore, the 0.25-micron product has not been manufactured in commercial quantities and the production process has not been qualified. Therefore, the company cannot predict its standard ProASIC product margins with any degree of certainty.

         Gross profit from service revenues was $23,000 in the quarter ended September 30, 1999, as compared to $278,000 in the same period last year. Gross profit related to maintenance contracts on the verification systems was $23,000 in the quarter ended September 30, 1999, as compared to $355,000 in the same period last year. The company expects that revenues related to maintenance contracts on the verification systems will decline to zero in the fourth quarter of 1999 and, therefore, will not contribute to gross profit. Gross loss related to design services was $77,000 for the quarter ended September 30, 1998. Because revenue from design services ceased in August 1998, the company does not expect any gross profit contribution from this source in 1999.

         Gross profit for the nine-month period ended September 30, 1999, was $411,000, compared to $1,032,000 for the same period last year. The gross profit from product revenues was $37,000, or 4% of revenues, for the nine month period ended September 30, 1999, as compared to a gross profit of $739,000, or 30% of revenues, for the same period last year. Gross profit from service revenues was $374,000, or 72% of revenues, for the nine months ended September 30, 1999, compared to $293,000, or 8% of revenues, for the same period last year.

SALES AND MARKETING

         Sales and marketing expenses were $183,000 for the three months ended September 30, 1999, as compared to $1,603,000 for the three months ended September 30, 1998. Sales and marketing expenses for the nine months ended September 30, 1999 and September 30, 1998 were $568,000 and $3,877,000, respectively. The decrease represents the termination of the company's sales and marketing personnel in connection with the sale of the company's worldwide distribution rights to its 0.25-micron and below products to Actel in August 1998. Expenses incurred in the third quarter of 1999 relate to the company's efforts to prepare for the 0.25-micron product introduction and the company's efforts to support strategic initiatives and new product designs. The company expects quarterly sales and marketing expenses to remain relatively flat for the next few quarters.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 1999, were $1,090,000 as compared to $1,321,000 for the three months ended September 30, 1998. Research and development expenses for the nine months ended September 30, 1999 and September 30, 1998 were $3,515,000 and $4,017,000, respectively. The decrease in the quarter ended September 30, 1999, represents a decrease in mask expenses for the 0.25-micron product development and normal fluctuations in operating expenses. The company expects quarterly research and development expenses to be between $1.2 million and $1.5 million per quarter for the next few quarters, however, development expenses could fluctuate significantly due to unforeseen design, test and process issues.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended September 30, 1999 and 1998 were $661,000 and $1,276,000, respectively. The amount for the current quarter includes a non-cash bad debt expense of $100,000 related to a reserve set up for receivables due from the purchaser of the verification assets. The decrease represents reduced head count, legal and accounting expenses. General and administrative expenses for the nine months ended September 30, 1999 and 1998 were $2,094,000 and $2,826,000 respectively. The company expects these expenses to remain relatively flat for the next few quarters. However, general and administrative expenses may increase in future quarters due to legal and accounting expenses incurred in connection with future financings.

OTHER INCOME AND EXPENSES

         Other income for the quarter ended September 30, 1999, were $54,000 as compared to other income of $4,295,000 for the quarter ended September 30, 1998. Other expenses for the nine months ended September 30, 1999 were $1,198,000, as compared to other income of $4,117,000 for the nine-month period ended September 30, 1998. The increase in other expenses in 1999 is due to a $1.2 million non-cash interest expense that the company recognized on the date of issuance of a convertible promissory note in the aggregate principal amount of $8.0 million to Actel (see note 3) in August of 1999 versus a $4.4 million gain on the sale of the design services business in August of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the company had cash and cash equivalents of approximately $7,400,000 and working capital of $1,582,000. During the nine month period ended September 30, 1999 and 1998, the company incurred net losses of approximately $6,964,000 and $5,571,000, respectively. The company expects to continue to generate such losses until 0.25-micron product sales attain significant volumes and sustain positive gross margin. As a result, the company estimates it will have used all of its currently available capital resources on or about June 30, 2000. If the company cannot generate significant revenues and positive gross margins by that date or obtain additional funding, the company would be unable to continue as a going concern. Many factors could increase or decrease the company's utilization of its capital resources during this period. The company cannot predict the timing or the magnitude of those factors with any degree of certainty. Therefore, the company may need additional financing at an earlier date. The company cannot assure you that additional financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our shareholders.

         The company will need to increase revenue significantly in a relatively short period of time in order to attain breakeven cash flow from operations with its existing capital. Several other circumstances could arise which would also cause the company to exhausts its capital resources before achievement of breakeven cash flow including: an increase in the company's product development time and/or costs; an increase in the amount of time and/or costs required to manufacture sufficient quantities of product; poor manufacturing yields which erode margins on the 0.25-micron product sales; and greater than anticipated company expenses. Therefore, there can be no assurance that the cash and cash equivalents balance as of September 30, 1999, will be sufficient to meet the company's capital requirements through June 30, 2000.

         The company has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business. The company has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners and continues to seek additional funds. If the company is unable to obtain additional financing on a timely basis when and if needed, the company will be required to reduce or even terminate its operations.

         Cash used in operations was $6,714,000 in the first nine months of 1999, compared to $6,272,000 for the first nine months of 1998. Net cash used by investing activities during the nine-month period ended September 30, 1999 was $830,000, as compared to $5,444,000 of net cash provided by investing activities for the same period of 1998. The company has already incurred $654,000 in capital expenditures for mask cost for the 0.25-micron products and could invest up to an additional $100,000 in mask sets for the 0.25-micron product in 1999 but does not presently anticipate any other significant capital asset acquisitions during the remainder of the year. The company could invest up to $400,000 for mask cost in the first half of the fiscal year 2000 but does not presently anticipate any other significant capital asset acquisitions during the first half of the fiscal year 2000.

         Net cash provided by financing activities was $10,897,000 in the nine months ended September 30, 1999 and includes a $3.1 million common stock sale to various investors, a convertible promissory note in the aggregate principal amount of $8.0 million issued to Actel and $164,000 in employee purchases of stock under certain option plans. That amount compares to $7,941,000 for the same nine month period in 1998 which included the sale of $3.0 million of the company's preferred stock to Actel and the sale of $4.6 million of the company's common stock to Idanta Partners, Ltd.

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

         The company has defined Year 2000 compliant as the ability to:

         - Correctly handle date information needed for the December 31, 1999, to January 1, 200, date change;

         - Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

         - Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

         - Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

         -  Recognize Year 2000 as a leap year

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

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At September 30, 1999, the company had cash and cash equivalents of approximately $7,067,000 and working capital of $1,582,000. During the nine months ended September 30, 1999 and 1998, the company incurred net losses of approximately $6,964,000 and $5,571,000, respectively. The company expects to continue to generate losses for at least the next nine months. As a result, the company expects that it will have utilized all of its currently available cash on or about June 30, 2000. Many factors could increase or decrease the company's utilization of its capital resources during this period and the company may need additional financing at an earlier date. There can be no assurance that such financing will be available on terms acceptable to the company and its stockholders, if at all. If the company is unable to obtain additional financing the company may be required to reduce or even terminate its operations.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

         The company's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely roll-out of sufficient volumes of its next generation of 0.25-micron products. GateField is currently completing initial testing of its 0.25-micron product family and related software. The joint Actel / GateField marketing team began limited shipments of its 0.25-micron products to initial customers in the third quarter of 1999. However, no assurance can be given that the company's design and introduction schedules for such products will continue to be met. Indeed, several factors could interrupt or severely limit production of its products; such interruptions or limited production could drastically impact the company's financial performance for one or more quarters. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis and in sufficient volumes, they will achieve market acceptance or continue to be successfully developed. To the extent that the company's development and commercialization efforts with respect to the 0.25-micron products is unsuccessful or if these products do not achieve market acceptance, the company's business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

         The company currently uses a single independent manufacturer, Infineon Corporation ("Infineon"), to provide wafers used in the production of its products, including its 0.25-micron products. The company has invested significant amounts of time and resources in working with Infineon to develop and improve the manufacturing processes relating to GateField's 0.25-micron product family. Although Infineon has also invested significant resources into its relationship with GateField, if Infineon were unable or unwilling to manufacture such products as anticipated by GateField, GateField would be unable to introduce such products to market on a timely basis and/or produce sufficient volumes, which would have a material adverse effect on the company's business, financial condition and results on operations. If this relationship were terminated, the company would be required to redesign its wafers to make them compatible with the manufacturing process of a new manufacturer. This process could take up to twelve (12) months. In addition, the company could lose significant revenue opportunities while working to achieve volume production with a new vendor. No assurance can be given that any additional qualified wafer foundries would become available or be able to satisfy GateField's requirements on a timely basis.

         GateField's dependence on Infineon for the manufacture of its products subjects the company to a number of risks associated with an interruption of supply from a single source. In particular, with respect to the manufacture of GateField's 0.25-micron products, Infineon will require significant lead-time to reach volume production on new processes. Accordingly, no assurance can be given that volume production or acceptable yields with respect to GateField's new 0.25-micron product family will be achieved on a timely basis or at all. GateField has in the past experienced delays in obtaining wafers and unacceptable yields from its foundries, and there can be no assurance that the company will not experience similar or more severe delays or poor yields in the future. Although GateField has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to customers other than GateField. In addition, internal uses within Infineon could delay manufacture of GateField products and interrupt GateField's capability to meet its product delivery obligations. Any inability or unwillingness of Infineon to provide adequate quantities of finished wafers to satisfy GateField's needs in a timely manner would delay production and product shipments and could have a material adverse effect on GateField's business, financial condition and results of operations. Furthermore, Infineon is in the process of being spun off from its parent, Siemens Aktiengesellschaft. There can be no assurance that the wafer-manufacturing portion of such operations will be willing and capable of continuing to support the manufacture of GateField's products.

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

         The company's competitors may respond more quickly to emerging technologies. In addition, many of the company's competitors have longer operating histories, more resources, broader customer relationships and broader product lines. Important competitive factors in GateField's market are: price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws and technical service and support. Failure of GateField to compete successfully in any of these or other areas could have a material adverse effect on its business, financial condition and results of operations.

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

RELIANCE ON INTERNATIONAL SALES

         In the past, GateField has operated sales offices in England, Germany and Japan. Sales from these offices were in the local currency and, therefore, exposed the company to currency exchange fluctuations. Sales to customers located outside the United States accounted for approximately 30% in 1998, 48% in 1997 and 31% in 1996. Of these sales, sales to customers located in the Asia Pacific region and Japan accounted for approximately 25%, 28% and 18% of net revenues for 1998, 1997 and 1996, respectively. Revenue from customers located in the Asia Pacific region and Japan in the third quarter of 1999 and 1998 was $30,400 and $223,700 respectively. Revenue from customers located in the Asia Pacific region and Japan for the nine-month period ended September 30, 1999 and 1998 was $391,800 and $808,100 respectively.

         GateField is in the process of closing down the operations of all of its foreign offices and expects such closures to occur by the end of the fourth quarter of 1999. GateField expects international revenues to continue to decline each quarter from their current level.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Item 3. Quantitative and Qualitative Disclosures About Market Risk The GateField Corporation is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

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

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 1999, the company issued approximately 471,000 shares of common stock to outside investors for an aggregate purchase price of $3,062,000 pursuant to a Stock Purchase Agreement entered into on September 30, 1999 which were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended or Rule 4(2) thereunder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.1 Common Stock Purchase Agreement, dated September 30, 1999, between the company and Mitsui Create USA, Inc.

4.2 Common Stock Purchase Agreement, dated September 30, 1999, between the company and MHT American Holding, Inc.

4.3 Common Stock Purchase Agreement, dated September 30, 1999, between the company and Actel Corporation.

4.4 Common Stock Purchase Agreement, dated September 30, 1999, between the company and Idanta Partners Limited.

4.5 Common Stock Purchase Agreement, dated September 30, 1999, between the company and the Dunn Family Trust.

27.1   Financial Data Schedule.

(b)    Reports on Form 8-K

 None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 1999   GATEFIELD CORPORATION

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