Form 10-Q/A
period 1999-03-31
GATEFIELD CORP
filed 1999-11-30
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                         Commission file number 0-13244

                              GATEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             41-1404495
(State of incorporation)                   (I.R.S. Employer Identification No.)

47436 FREMONT BLVD. FREMONT, CALIFORNIA                                  94538
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (510) 623-4400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                        Outstanding at May 7, 1999
         -------------------                        --------------------------
Common stock, par value $0.10 per share                     4,166,919


                              GATEFIELD CORPORATION

                                      INDEX

                                                                                             Page
                                                                                            Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998                                                            3

             Condensed Consolidated Statements of Operations and Comprehensive Loss
               for the Three Months Ended March 31, 1999 and March 31, 1998 (Restated)          4

             Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1999 and March 31, 1998                                   5


             Notes to Condensed Consolidated Financial Statements, March 31, 1999               6


Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                          7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          18


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities & Use of Proceeds                                             19

Item 3.    Defaults Upon Senior Securities                                                     19

Item 4.    Submission of Matters to a Vote of Security Holders                                 19

Item 5.    Other Information                                                                   19

Item 6.    Exhibits and Reports on Form 8-K                                                    19

SIGNATURES                                                                                     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GATEFIELD CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                  March 31,             December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                 1999                   1998
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,204                $ 3,832
   Accounts receivable, less allowance for doubtful
   accounts of $359 in 1999 and $244 in 1998                           38                    463
   Inventories                                                         98                    117
   Other current assets                                               330                    556
                                                                  ---------             -----------
     Total current assets                                           1,670                  4,968

Property and equipment, net                                         1,536                  1,783
Other assets                                                           28                    102
                                                                  ---------             -----------
     Total assets                                                 $ 3,234                $ 6,853
                                                                  =========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                       $   347                $   393
   Accounts payable                                                   656                  1,372
   Accrued expenses                                                 1,483                  1,941
   Deferred revenues                                                4,625                  4,772
                                                                  ---------             -----------
     Total current liabilities                                      7,111                  8,478

Long-term obligations                                                 269                    330
                                                                  ---------             -----------
     Total liabilities                                              7,380                  8,808

Redeemable Preferred Stock:
     $0.10 par value; 2,000,000 shares authorized; shares
     issued and outstanding: 318,000 in 1999 and 318,000
     in 1998                                                        3,084                  3,083
Stockholders' deficit
     Common stock:
         $0.10 par value; 65,000,000 shares authorized; shares
         issued and outstanding: 42,025,000 in 1999 and
         41,925,000 in 1998                                         4,202                  4,191
     Additional paid-in capital                                    78,183                 78,128
     Accumulated other comprehensive loss                            (753)                  (737)
     Accumulated deficit                                          (88,862)               (86,620)
                                                                  ---------             -----------
         Total stockholders' equity                                (7,230)                (5,038)
                                                                  ---------             -----------
         Total liabilities and stockholders' equity              $  3,234                $ 6,853
                                                                  ---------             -----------
                                                                  ---------             -----------

                              GATEFIELD CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             1999                    1998
-------------------------------------------------------------------------------------------------------------------
Revenues:                                                                                               (As restated)
                                                                                                        (See Note 3)

   Product                                                                         $   142                 $   640
   Service                                                                             311                   1,209
                                                                                   --------                --------
       Total revenues                                                                  453                   1,849
                                                                                   --------                --------

Cost of revenues:
   Product                                                                             237                   1,050
   Service                                                                             138                     760
                                                                                   --------                --------
       Total cost of revenues                                                          375                   1,810
                                                                                   --------                --------

       Gross profit                                                                     78                      39
                                                                                   --------                --------

Operating expenses:
   Sales and marketing                                                                 188                     915
   Research and development                                                          1,347                   1,298
   General and administrative                                                          740                     765
                                                                                   --------                --------
       Total operating expenses                                                      2,275                   2,978
                                                                                   --------                --------

Operating loss                                                                      (2,197)                 (2,939)

Other income (expense)

   Interest expenses, net                                                              (12)                    (91)
   Other income (expense), net                                                         (32)                     67
                                                                                   --------                --------
     Total other income (expense)                                                      (44)                    (24)

Net loss                                                                            (2,241)                 (2,963)

Other comprehensive loss
   Currency translation adjustments                                                    (16)                    (89)
                                                                                   --------                --------
Comprehensive loss                                                                 $(2,257)                $(3,052)
                                                                                   ========                ========

Loss attributable to common stockholders                                            (2,241)                 (2,997)
                                                                                   ========                ========

Basic and diluted net loss per share                                               $ (0.53)                $ (0.73)
                                                                                   ========                ========

Basic and diluted weighted average shares outstanding                                4,195                   4,133
                                                                                   --------                --------

 See Accompanying Notes to Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Three Months
                                                                                 Ended March 31,
(IN THOUSANDS)                                                                 1999           1998
----------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                 $(2,241)       $(2,963)
   Reconciliation to net cash used in operating activities:
     Depreciation and amortization                                              247            289
     Changes in assets and liabilities:
       Accounts receivable                                                      425            (77)
       Inventories                                                               19            (41)
       Other assets                                                             193            (41)
       Accounts payable and accrued expenses                                 (1,174)          (395)
       Deferred revenues                                                       (147)           236
                                                                            ---------      ---------
         Net cash used in operating activities                               (2,678)        (2,992)
                                                                            ---------      ---------
Investing activities:
   Property and equipment purchases, net                                          -            (77)
                                                                            ---------      ---------
         Net cash used in investing activities                                    -            (77)
                                                                            ---------      ---------
Financing activities:

   Proceeds from issuance of common stock                                        66          4,864
   Repayments of debt obligations                                                 -            (91)
                                                                            ---------      ---------
         Net cash provided by financing activities                               66          4,773
                                                                            ---------      ---------

Effect of exchange rate changes on cash and cash equivalents                    (16)           (82)
                                                                            ---------      ---------

Net change in cash and cash equivalents                                      (2,628)         1,622

Cash and cash equivalents, beginning of period                                3,832          4,189
                                                                            ---------      ---------

Cash and cash equivalents, end of period                                    $ 1,204        $ 5,811
                                                                            =========      =========

Supplemental disclosure of cash flow information:
   Noncash activities -
     Accrued dividends on preferred stock (As restated - See Note 3)        $     -        $    34
   Cash activities -
     Cash paid during the year for interest                                 $    38        $   103

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on March 31, 1999 and 1998, respectively. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

2.   INVENTORIES

                                           March 31,   December 31,
(IN THOUSANDS)                                1999          1998
--------------------------------------------------------------------
Raw materials and supplies                    $  -         $   -
Finished goods                                  98           117
                                           --------    ----------
                                              $ 98         $ 117
                                           ========    ==========

3.   RESTATEMENT

         Subsequent to the issuance of the Company's unaudited financial statements for the quarterly period ended March 31, 1998, the Company's management determined that stock dividends on the Series B preferred stock had not been properly recorded. As a result the Company's financial statements for the three months ended March 31, 1998 have been restated from amounts previously reported to appropriately record Series B preferred stock dividends and include such amounts as a component of loss available to common stockholders. A summary of the significant effects of the restatement is as follows:

                                              Three Months Ended
                                              ------------------
                                            As
                                            Previously    As
                                            Reported      Restated
                                            ----------    --------
FOR THE PERIOD ENDED MARCH 31, 1998
Loss attributable to common stockholders    $    --       $ (2,997)
Basic and diluted net loss per share        $ (0.72)      $  (0.73)


4.   REVERSE STOCK SPLIT

     In March 1999 the company's Board of Directors approved a ten for one reverse stock split of the company's common stock. In June 1999 the company's shareholders approved the reverse stock split. The reverse split became effective on June 30, 1999 (the "Effective Date"). No fractional shares were issued. In lieu of any such fractional share interest, each holder will receive cash in an amount equal to the product obtained by multiplying (i) the closing sales price of the company's Common Stock on the Effective Date as reported on the OTCBB by (ii) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest. Basic and diluted net loss per share have been adjusted retroactively for all periods presented to reflect the reverse stock split.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

RESTATEMENT

         Subsequent to the issuance of the Company's unaudited financial statements for the quarterly period ended March 31, 1998, the Company's management determined that stock dividends on the Series B preferred stock had not been properly recorded. As a result the Company's financial statements for the three months ended March 31, 1998 have been restated from amounts previously reported to record Series B preferred stock dividends and include such amounts as a component of loss available to common stockholders. The effects of the restatement are presented in Note 3 of Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

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

         Service revenues for the quarters ended March 31, 1999 and 1998 were $311,000 and $1,209,000, respectively. Service revenues are comprised of two components: (i) maintenance contracts on the company's verification systems and
(ii) design services. Verification maintenance revenues were $299,000 in the first quarter of 1999 and $817,000 in the first quarter of 1998. The decline in verification maintenance revenues is the result of the sale of the verification products assets in 1997. Verification maintenance revenue earned in the first quarters of 1999 and 1998 represent the company's portion of a profit sharing agreement with the purchaser of the verification assets. The company expects revenues from this source to continue to decline at an accelerated rate and eventually to cease in 1999. Service fees related to the company's design service product line were $392,000 in the quarter ended March 31, 1998. Those assets were sold to Actel Corporation ("Actel") in August 1998, and, thus, these products will not generate any revenue in 1999.

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

         Although Actel and Idanta have indicated their preliminary interest in funding the Company, there can be no assurance that either the Note Financing or any other proposed financings will be consummated prior to May 31, 1999, the date on which the company will have utilized all of its currently available cash on terms acceptable to the Company and its stockholders if at all. The terms of the Note Financing have not been finalized and will be subject to compliance with all applicable securities laws. If the Company is unable to obtain additional financing on a timely basis, the Company will be required to terminate its operations.

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

         Net cash provided by financing activities was $66,000 in the first three months of 1999 and represents employee purchases of stock under certain option plans. That amount compares to $4.9 million for the same three month period in 1998 which represents the sale of the company's common stock to Idanta Partners, Ltd. in the amount of $4.6 million and $300,000 to other option and warrant holders, respectively.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES & USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27.1     Financial Data Schedule.

(b)  Reports on Form 8-K

None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 1999       GATEFIELD CORPORATION



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