Form 10-Q/A
period 1999-06-30
GATEFIELD CORP
filed 1999-11-30
CIK 727621

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


                              GATEFIELD CORPORATION

                                      INDEX

                                                                                                  Page
                                                                                                 Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1999
                         and December 31, 1998                                                       3

                     Condensed Consolidated Statements of Operations and Comprehensive Loss
                         for the Three Months Ended June 30, 1999 and 1998 and for the Six
                         Months Ended June 30, 1999 and 1998 (Restated)                              4

                     Condensed Consolidated Statements of Cash Flows for the
                         Six Months Ended June 30, 1999 and 1998                                     5

                     Notes to Condensed Consolidated Financial Statements, June 30, 1999             6

Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                 18

Item 3.   Defaults upon Senior Securities                                                           18

Item 4.   Submission of Matters to a Vote of Security Holders                                       18

Item 5.   Other Information                                                                         20

Item 6.   Exhibits and Reports on Form 8-K                                                          20

SIGNATURES                                                                                          21

                                             GATEFIELD CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                  June 30,         December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                1999               1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  6,423            $   3,832
    Accounts receivable, less allowance for doubtful
        accounts of $359 in 1999 and $244 in 1998                                    263                  463
    Inventories                                                                        9                  117
    Other current assets                                                           1,207                  556
                                                                                --------             ---------
        Total current assets                                                       7,902                4,968

Property and equipment, net                                                        1,303                1,783
Other assets                                                                           7                  102
                                                                                --------             ---------
        Total assets                                                            $  9,212            $   6,853
                                                                                ========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                                    $    287            $     393
    Accounts payable                                                                 387                1,372
    Accrued expenses                                                               1,722                1,941
    Deferred revenues                                                              4,294                4,772
                                                                                --------             ---------
        Total current liabilities                                                  6,690                8,478

Long-term obligations                                                              8,208                  330
                                                                                --------             ---------
        Total liabilities                                                         14,898                8,808

Redeemable Preferred Stock:
    $0.10 par value; 2,000,000 shares authorized; shares issued
    and outstanding:  318,000 in 1999 and 318,000 in 1998                          3,084                3,083
Stockholders' deficit:
      Common stock:
        $0.10 par value; 65,000,000 shares authorized; shares issued
        and outstanding: 4,221,000 in 1999 and 4,193,000 in 1998                     422                  419
      Additional paid-in capital                                                  83,289               81,900
      Accumulated other comprehensive loss                                          (771)                (737)
      Accumulated deficit                                                        (91,710)             (86,620)
                                                                                --------             ---------
        Total stockholders' deficit                                               (8,770)              (5,038)
                                                                                --------             ---------
        Total liabilities and stockholders' deficit                             $  9,212             $  6,853
                                                                                ========             =========

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GATEFIELD CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                               Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1999             1998            1999          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                 (As restated, See Note 5)      (As restated, See Note 5)
Revenues:
    Product                                                  $   482       $  1,359      $     624       $  1,999
    Service                                                      180          2,109            490          3,318
                                                             -------       --------      ---------       ---------
      Total revenues                                             662          3,468          1,114          5,317
                                                             -------       --------      ---------       ---------
Cost of revenues:
    Product                                                      332          1,486            569          2,536
    Service                                                       --            605            138          1,365
                                                             -------       --------      ---------       ---------
      Total cost of revenues                                     332          2,091            707          3,901
                                                             -------       --------      ---------       ---------
      Gross profit                                               330          1,377            407          1,416
                                                             -------       --------      ---------       ---------
Operating expenses:
    Sales and marketing                                          197          1,359            385          2,274
    Research and development                                   1,079          1,399          2,426          2,696
    General and administrative                                   693            785          1,433          1,550
                                                             -------       --------      ---------       ---------
      Total operating expenses                                 1,969          3,543          4,244          6,520
                                                             -------       --------      ---------       ---------

Operating loss                                                (1,639)        (2,166)        (3,837)        (5,104)
                                                             -------       --------      ---------       ---------
Other income (expense):
    Interest expenses, net                                    (1,209)           (20)        (1,221)          (110)
    Other income (expense), net                                    1           (134)           (31)           (69)
                                                             -------       --------      ---------       ---------
      Total other income (expense)                            (1,208)          (154)        (1,252)          (179)

Net loss                                                     $(2,847)      $ (2,320)     $  (5,089)      $ (5,283)

Other comprehensive loss:
    Currency translation adjustments                         $    18        $    90      $       2        $     1
                                                             ========       ========     ==========       ========
Comprehensive loss                                           $(2,829)       $(2,230)     $  (5,087)       $(5,282)

Loss attributable to common stockholders                     $(2,848)       $(2,355)     $  (5,090)       $(5,352)
                                                             ========       ========     ==========       ========
Basic and diluted net loss per share*                        $ (0.68)       $ (0.57)     $   (1.21)       $ (1.31)
                                                             ========       ========     ==========       ========
Basic and diluted weighted average shares outstanding*         4,207          4,135          4,215          4,084
                                                             =======        =======      =========        ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              GATEFIELD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended June 30,
(IN THOUSANDS)                                                                 1999             1998
--------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                  $(5,089)        $(5,283)
    Reconciliation to net cash used in operating activities:
      Depreciation and amortization                                               480             640
      Noncash subordinated convertible debt interest                            1,231              --
      Changes in assets and liabilities:
        Accounts receivable                                                       213             849
        Inventories                                                               108              64
        Other assets                                                             (544)            (10)
        Accounts payable and accrued expenses                                  (1,185)         (1,565)
        Deferred revenues                                                        (478)           (326)
                                                                              --------        --------
          Net cash used in operating activities                                (5,264)         (5,631)
                                                                              --------        --------
Investing activities:
    Purchases of marketable securities                                             --             (15)
    Property and equipment purchases, net                                          --            (627)
                                                                              --------        --------
          Net cash used in investing activities                                     --           (642)
                                                                              --------        --------
Financing activities:
    Proceeds from issuance of convertible note                                  8,000               --
    Principal payments on long term debt & capital lease obligations             (228)              --
    Proceeds from issuance of common stock                                        161           4,926
                                                                              --------        --------
          Net cash provided by financing activities                             7,933           4,926

Effect of exchange rate changes on cash and cash equivalents                      (78)              9
                                                                              --------        --------

Net change in cash and cash equivalents                                         2,591          (1,338)

Cash and cash equivalents, beginning of period                                  3,832           4,189
                                                                              --------        --------

Cash and cash equivalents, end of period                                      $ 6,423         $ 2,851
                                                                              ========        ========

Supplemental disclosure of cash flow information:
    Noncash activities:
    Accrued dividends on preferred stock (As restated - See Note 5)           $     1         $    --
      Equipment acquired under capital leases                                 $    --         $   465
    Cash activities:
      Cash paid during the year for interest                                  $    25         $   186

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The company's interim fiscal quarter ended on June 30, 1999 and 1998, respectively. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

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

5.   RESTATEMENT

         Subsequent to the issuance of the Company's unaudited financial statements for the quarterly period ended June 30, 1998, the Company's management determined that stock dividends on the Series B preferred stock had not been properly recorded As a result the Company's financial statements for the three and six months ended June 30, 1998 have been restated from amounts previously reported to appropriately record Series B preferred stock dividends and include such amounts as a component of loss available to common stockholders. A summary of the significant effects of the restatement is as follows:

                                                        Three Months Ended                    Six Months Ended
                                                     -------------------------          --------------------------
                                                     As                                 As
                                                     Previously        As               Previously      As
                                                     Reported          Restated         Reported        Restated
                                                     ----------        --------         -----------     ---------
FOR THE PERIOD ENDED JUNE 30, 1998
Loss attributable to common stockholders             $     --          $  (2,355)       $      --       $ (5,352)
Basic and diluted net loss per share                 $   (0.56)        $ (  0.57)       $ (  1.29)      $  (1.31)

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

RESTATEMENT

         Subsequent to the issuance of the Company's unaudited financial statements for the quarterly period ended June 30, 1998, the Company's management determined that stock dividends on the Series B preferred stock had not been properly recorded. As a result the Company's financial statements for the three and six months ended June 30, 1998 have been restated from amounts previously reported to record Series B preferred stock dividends and include such amounts as a component of loss available to common stockholders. The effects of the restatement are presented in Note 5 of Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

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

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At June 30, 1999, the company had cash and cash equivalents of approximately $6.4 million and working capital of $1,158,000. During the six months ended June 30, 1999 and 1998, the company incurred net losses of approximately $5.2 million and $5.3 million, respectively. The company expects to continue to generate losses for at least the remainder of 1999. As a result, the company expects that it will have utilized all of its currently available cash on or about March 31, 2000. Many factors could increase or decrease the company's utilization of its capital resources during this period and the company may need additional financing at an earlier date. There can be no assurance that such financing will be available on terms acceptable to the company and its stockholders, if at all. If the company is unable to obtain additional financing the company may be required to terminate its operations.
                                      12

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