Form 10-K405
period 1999-12-31
GATEFIELD CORP
filed 2000-03-16
CIK 727621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13244

                            ------------------------

                             GATEFIELD CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       41-1404495
          (State of incorporation)                   (IRS Employer Identification No.)

47436 FREMONT BOULEVARD, FREMONT, CALIFORNIA                       94538
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (510) 623-4400

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  COMMON STOCK, $0.10 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of common stock held by non-affiliates of the registrant on February 10, 2000, based upon the closing price on the Nasdaq Unaffiliated Over the Counter Bulletin Board (the "OTCBB") on such date was approximately $23,312,000.

    The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share as of February 10, 2000 was 4,662,400 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of December 31, 1999, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GATEFIELD CORPORATION
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     12

Item 3.   Legal Proceedings...........................................     12

Item 4.   Submission Of Matters To A Vote Of Security Holders.........     12

PART II. OTHER INFORMATION

Item 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters.........................................     13

Item 6.   Selected Financial Data.....................................     15

Item 7.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations...................................     16

Item 7a.  Quantitative And Qualitative Disclosure About Market Risk...     30

Item 8.   Financial Statements And Supplementary Data.................     31

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     56

PART III

Item 10.  Directors And Executive Officers Of The Registrant..........     56

Item 11.  Executive Compensation......................................     56

Item 12.  Security Ownership Of Certain Beneficial Owners And
          Management..................................................     56

Item 13.  Certain Relationships And Related Transactions..............     56

PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form
          8-K.........................................................     56

SIGNATURES............................................................     58

                                     PART I

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION AND ELSEWHERE IN THIS REPORT.

ITEM 1. BUSINESS

OVERVIEW

    GateField Corporation, a Delaware Corporation (GateField" or the "Company") designs, develops and markets high-density, high-performance programmable logic solutions and related development software. The Company was originally a division of the Zycad Corporation, a leader in the development, manufacturing and marketing of design verification tools and services. Zycad was founded in 1981 and became a public corporation in 1984. The GateField division of Zycad was formed in the third quarter of 1993 to research and develop a new and innovative semiconductor logic product: a flash technology-based, high-density field programmable gate array ("FPGA") device. During 1997, Zycad transitioned from a provider of high-performance verification products to a provider of FPGA products based on the GateField division's research and development of an application specific integrated circuit ("ASIC") technology called ProASIC-TM-.

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

    In October 1997, a new management team was put in place and Zycad was renamed "GateField Corporation". A month later, GateField announced a strategic alliance with Infineon Technologies AG (formerly Siemens Aktiengesellschaft). In this alliance, Infineon licensed the GateField ProASIC technology for use in nonstandard FPGA products and purchased GateField's common stock and warrants for $3.25 million. In addition, Infineon agreed to provide GateField with early access and foundry service for Infineon's advanced embedded flash technology for GateField 0.25-micron products and below. GateField and Infineon concluded a foundry agreement in June 1998.

    In August 1998, the Company entered into a strategic alliance with Actel Corporation, under which Actel received exclusive, worldwide distribution rights to GateField's 0.25 micron and below standard ProASIC products. Actel also purchased the assets of GateField's Design Services product line as well as $3 million of the Company's Series C Preferred Stock, which is currently convertible into an aggregate of 200,000 shares of GateField common stock.

    GateField's products--flash-based FPGAs trademarked as ProASIC--are based on two proprietary and patented technologies: a flash-based switching element and a fine-grained, gate array-like ProASIC architecture. The Company believes that the principal advantages of GateField's products over alternative--static random access memory based ("SRAM") and antifuse devices are: smaller chip size for the same geometries; reprogrammability and non-volatility; and the ability to use a standard electronic design automation ("EDA") ASIC design flow.

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

    GateField's products are designed to provide high integration, fast time-to-market and fast time-to-volume for electronic equipment manufacturers in the networking, telecommunications, computer, peripheral, industrial control, instrumentation and consumer markets. GateField plans to sell and market its
0.25 micron and below ProASIC products through its strategic alliance with Actel. Actel, a major worldwide supplier of FPGA products, will give GateField access to a large and diverse customer and design software user base. Infineon has agreed to manufacture GateField's 0.25-micron product in its production facility in Dresden, Germany. Subject to exclusive and non-exclusive license rights granted to Infineon, Actel and Rohm, GateField continues to maintain rights to its intellectual property for its ProASIC technology and products, which allow it to license this technology for the emerging embedded reprogrammability market.

    GateField began shipping engineering samples to initial customers in the first quarter of 1999 and currently has a design it believes is capable of yielding pre-production parts. However, due to the unqualified status of the Infineon 0.25-micron process the Company has experienced significant lot-to-lot variation and has to date been unable to qualify its parts for production status and begin volume shipments to customers. The Company believes it is close to resolving the process problems it is currently aware of. However, there can be no assurance that these problems are indeed resolved or that other currently unknown process and /or design problems may arise that could delay or even prevent the product from being introduced into the market. In addition there can be no assurance that these existing or potential problems can be resolved in a timely or cost-effective manner. Furthermore the Company is currently experiencing poor manufacturing yields and has identified and instigated several yield enhancement actions but given its production experience to date the Company cannot predict when it can commence shipment of pre-production parts or even advise that other process, design or yield problems will not be encountered that may prevent shipment of pre-production parts. If the Company is successful in resolving its process problems, shipments of pre-production units could begin as early as the end of the second quarter of 2000. However, even if pre-production shipments would begin immediately, there can be no assurances that the Company will be able to ramp the manufacturing process up to sufficient volumes to satisfy anticipated customer demand and therefore inhibit revenue growth. Disclosures concerning financial results on a segment basis refer to
Note 8.

    GateField's corporate office is located at 47436 Fremont Boulevard, Fremont, California 94538. The Company's telephone number is (510) 623-4400, and its Web site is http://www.gatefield.com.

INDUSTRY BACKGROUND

    The large and rapidly growing logic market is served primarily by low-density, standard, transistor-transistor logic circuits ("TTLs") and application specific integrated circuits ("ASICs"). TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board. ASICs are customized or customizable circuits that offer electronic system manufacturers the benefits of higher levels of circuit integration, including improved system performance, reduced system size and lower system cost.

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

    The wider use of more complex FPGAs has been limited by price and performance factors. On current architectures, programming elements based on SRAM technology occupy relatively large amounts of area within an integrated circuit, which tends to increase the overall size and cost of each integrated circuit. In addition, on current architectures, the size of SRAM programming elements limits the number of interconnect points in an integrated circuit, which in turn, limits flexibility and utilization.

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

    GateField's strategy is to use flash technology to provide standard reprogrammable logic products that combine the high logic density and non-volatility typically associated with conventional gate arrays with the reprogrammability and the time-to-market advantages of FPGAs. Moreover, using the same manufacturing geometries or design rules GateField products offer a significant cost advantage because the die size for equivalent complexity and performance is only one-fourth to one-third the size of SRAM FPGAs. However flash based technology has typically lagged SRAM technology by one or two geometries. The Company believes its unique design will allow its products to be price competitive even if they are one-generation of geometry behind SRAM production technology. In summary, management believes the performance, density and cost advantages of the GateField FPGAs combined with their reprogrammability and non-volatility (all of which scale with the ever-shrinking semiconductor manufacturing technology) provide our customers--and our Company--with what GateField believes is a sustainable competitive advantage.

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

    TECHNOLOGY LICENSING AND PRODUCTION RELATIONSHIPS. In addition to the sale of its standard ProASIC products, GateField will seek to sell nonexclusive licenses to its ProASIC technology to major semiconductor companies as their preferred solution for embedded, reprogrammable, system-level-integration (SLI) integrated circuits. GateField believes that the small size, non-volatility and reprogrammability of its patented flash-based switch and its patented ProASIC architecture support of the standard ASIC design flow provide a competitive advantage for use of the ProASIC technology for reprogrammable SLI ICs. We plan to position ProASIC technology as the technology of choice to serve this reprogrammable IC market need. GateField has licensed its technology to both Infineon and Rohm for embedded reconfigurable ICs. See "License Agreements."

TECHNOLOGY

    PROCESS. The Company has entered into an agreement with Infineon to manufacture the 0.25-micron ProASIC product. It has tested three of the four products in its initial 0.25-micron product family. The joint Actel/GateField marketing team began sampling initial customers with engineering samples of its 0.25-micron product in the first quarter of 1999. Since that time the Company has encountered several process problems and continues to work with Infineon to identify and correct process issues as soon as they occur. At this time the Company believes it has adequately addressed every known catastrophic processing deficiency and it is possible, the Company is at, or close to a sustainable, stable 0.25-micron flash-manufacturing environment. However, the Company may continue to experience unpredictable process deficiencies and cannot guarantee for the foreseeable future that further process problems will not arise. In addition the Company and its products are exposed to a higher than normal risk of development until the 0.25-micron flash process has been fully qualified by Infineon. Infineon has forecast process qualification in the second quarter of 2000. There can be no assurance that process qualification will be accomplished in that timeframe if at all. The Company has implemented several operating strategies to minimize the risk and the delays to the development and the manufacture of its product but the Company is significantly behind our operating plan and there can be no assurance that any of the Company's development efforts with Infineon will be successful, timely or cost-effective.

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

PRODUCTS

    GateField currently has a four-product family of 0.25-micron, flash-based programmable logic integrated circuits and associated development software and hardware. These ProASIC devices will be available in a wide variety of plastic package types. External configuration storage devices are not needed due to the non-volatility of flash-based ProASIC devices. A programming unit called a Silicon Sculptor is used to program devices. GateField's development software tools facilitate the design process for its integrated circuits. An earlier 0.72-micron product family generated approximately 150 design wins with approximately 100 customers. Almost all of these customers utilized the 0.72-micron products for ASIC prototyping or IP delivery in low quantities. In 1998, the Company stopped actively promoting the sale of its 0.72-micron product to concentrate on the development of its 0.25-micron product family. The Company believes it has a design capable of yielding pre-production parts for all four family members. The joint Actel / GateField marketing team began sampling initial customers in the first quarter of 1999. The four-product family ranges from 20,000 usable ASIC logic gates and 14,000 bits embedded SRAM to 100,000 usable logic gates and 65,000 bits of embedded memory. These devices are scheduled to be offered in multiple plastic quad flat packages and ball grid array packages. Production software and device programmer is currently available. Supporting software-enabling customers to begin their designs became available in the first quarter of 1999.

PRODUCT DEVELOPMENT

    GateField's product development activities are primarily directed toward the design of new programmable ASIC solutions, the use of advanced semiconductor manufacturing processes and the development of new software tools.

    For the last two years the Company has focused its research and product development efforts on a new product family based on a 0.25-micron flash process and enhanced place and route tools. The flash based manufacturing process has not yet been fully qualified and the Company continues to have significant lot to lot variation in yields and in the basic functionality of the product and there can be no assurance that the Company will be successful in its efforts to stabilize the process and improve yields to an economically attractive level. Research and development expenses in 1999, 1998 and 1997 were $5.9 million, $5.5 million and $7.9 million, respectively. To continue this level of research and development, the Company will need to attract and retain highly skilled engineering personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel in the future.

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

    Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently completing initial testing of its 0.25-micron product and is working with Infineon to finalize the qualification of a new flash based manufacturing process. Development of the 0.25-micron products and flash process is over one year behind the Company's original schedule at significant additional costs. GateField's failure to timely and cost-effectively complete development and commercialization its 0.25-micron products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition these delays have forestalled the development of new products and product features including the next generation geometry, 0.13-micron.

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

MANUFACTURING

    Infineon is manufacturing GateField's 0.25-micron products in its new fabrication facility located in Dresden, Germany. GateField has designed its technology and product to be manufactured on Infineon's standard production C9FG Flash process. Infineon also has agreed to perform wafer die testing although GateField will perform wafer and finished goods testing in Fremont, California until the process has been fully qualified and the design completely debugged. GateField entered into an agreement with Infineon to perform these services in June 1998.

    The GateField/Infineon alliance gives GateField access to Infineon's proprietary 0.25-micron flash technology for the 0.25-micron product. Test silicon results have confirmed that GateField's patented flash memory cell/switch combination and its high density programmable structures work in Infineon's embedded flash process however the process has not been fully qualified and the Company has been unable to produce parts that pass its quality standards and has been unable to build enough parts for Actel to begin its marketing campaign. Therefore there can be no assurance that such products can be manufactured commercially, in other words, in large volumes with acceptable yields. Assembly and the final testing of finished goods are expected to be performed by third party assembly and test subcontractors, such as Anam.

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

MARKETING, SALES AND CUSTOMERS

    GateField and Actel have a strategic alliance that gives Actel exclusive sales and marketing rights to GateField's 0.25-micron product and below. In addition, the alliance provides GateField with access to a direct sales and field application engineering (FAE) team that is approximately ten times larger than the sales and FAE force that GateField had prior to the alliance. Being one of the largest FPGA suppliers in the world, Actel provides GateField with access to a large customer and design software user base. GateField terminated its entire sales and FAE force in 1998 when it entered into the strategic alliance with Actel. Consequently, the Company is highly dependent on the marketing efforts and success of Actel's sales force. If Actel were to fail to perform under the Product Marketing Agreement or if the agreement were to be terminated, GateField would be required to rebuild its sales force, which would require a significant amount of time and resources, and the Company's business and financial condition would be adversely affected.

    The Product Marketing Agreement with Actel contains certain GateField milestones relating to the development schedule and manufacturing costs of the 0.25-micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the 0.25-micron products. GateField has failed to meet certain of its milestones relating to the cost of manufacturing of the 0.25 products and according to the terms of the Agreement has so notified Actel and sought their consent regarding corrective action as is required by the Agreement. GateField's failure to achieve its milestones has caused the 0.25-micron product family's introduction to the market to slip by several quarters which has had, and in the future could have, a material adverse effect on GateField's business, financial condition and results of operations.

    In addition to marketing its next generation products through the Company's alliance with Actel, GateField seeks to license its technology for embedded applications with an upfront fee license and an ongoing royalty. GateField has entered into licensing agreements with Infineon and Rohm. The Company markets its technology for embedded applications directly to potential licensees. See "License Agreements."

    During 1999, Rohm accounted for 47% and Zycad TSS accounted for 18% of consolidated revenues. During 1998 and 1997, Infineon accounted for 22% and Intel Corporation accounted for 16% of consolidated revenues, respectively.

COMPETITION

    The semiconductor industry is intensely competitive and characterized by rapid technological change. Such an environment produces rapid rates of product obsolescence and constant erosion of prices. As a new entry in the high-end programmable logic market, GateField competes directly with a number of well-financed, profitable and fast-growing companies that devote significant resources to new product development and existing product enhancements. These companies have substantially greater financial, technical and marketing resources than GateField has.

    GateField's current competitors include Xilinx, Inc., Altera Corporation, Actel Corporation, Lucent Technologies Inc., Advanced Micro Devices Inc., Vantis subsidiary, among others. The Company expects that as the dollar volume of the programmable logic market grows, this market will become increasingly attractive to powerful, established companies as well as new entrants to the market. In addition, the competitions' technology or product features could be superior in certain applications or markets.

    The principal factors upon which the Company competes in the programmable logic marketplace include product performance and features, the integration capacity and flexibility of the individual circuits, easy to use yet functional software development tools, quality and reliability, pricing, technical service and support and the ability to respond quickly to technical innovation. GateField believes it can compete favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and stronger relationships with wafer fabrication companies. However there can be no assurance that the Company will be able to successfully compete with these companies and our financial condition and results of operations could be materially adversely affected.

LICENSE AGREEMENTS

    In October 1997, GateField Corporation and Infineon Technologies AG ("Infineon") formerly Siemens Aktiengesellschaft, entered into a strategic alliance. Under the agreement, Infineon licensed GateField's ProASIC technology to be embedded into Infineon's system level integration products, and

GateField gained access to Infineon's 0.25-micron flash technology. In June 1998, GateField entered into a long-term agreement with Infineon to manufacture and test ProASIC products.

    GateField entered into a Technology License Agreement with Rohm Co. Ltd. in March 1998. Under this agreement, Rohm licensed GateField's ProASIC technology for use in non-embedded applications and in multichip packages having process technologies down to 0.5 micron and having an approximate raw gate capacity of a total of 10,240 gates. In addition, Rohm paid a one-time fee to obtain a master license to GateField's ASICmaster-TM- software. In August 1998, this license was expanded to provide Rohm with the nonexclusive right to utilize the ProASIC technology for standard ProASIC products down to 0.35-micron process geometries with no limitations on density. In addition, the expanded license allows Rohm to use the ProASIC technology for future reconfigurable SLI ICs royalty-free down to process geometries of 0.35 micron, but with royalties for less than
 .35-micron products.

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

    Subject to the license of certain rights to Actel, Infineon and Rohm, GateField continues to maintain ownership of its intellectual property relating to its technology and products. This allows GateField to address the emerging embedded reprogrammability market.

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

    GateField currently holds ten United States patents and has five patent applications under consideration. The Company has two patents issued and eight patents pending in foreign countries. GateField believes that these patent rights are an important factor in the protection of its proprietary information. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged; that the rights granted thereunder will provide competitive advantages to the Company; or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to GateField's technology or design around the patents owned by the Company.

    GateField Corporation has common law trademark protection for the following trademarks: "GateField," "ProASIC," "ProCore," "ProReady," "GF100K," "GF200F," "GF250F," "GF260F," "GF360F," "GF460F," "ASICmaker," "ASICmaster," "MEMORYmaster," "Sea-of-Tiles," "ProIP," "ProSLI," and "FlashLink."

    The Company's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related networking and integrated circuit design expertise and for technical support personnel with networking engineering expertise. See "Risk Factors--Dependence on Key Personnel."

EMPLOYEES

    As of December 1999, the Company had a total of 33 full-time employees. The Company believes its relations with its employees to be good. The Company's employees are not represented by any collective bargaining agreement with respect to their employment by the Company, and the Company has never experienced an organized work stoppage.

ITEM 2. PROPERTIES

    The Company leases approximately 24,000 square feet of office space in Fremont, California, which is currently used for its headquarters and test and engineering operations. The lease terminates on July 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the OTCBB under the symbol "GATE." On July 15, 1998, GateField Corporation's stock was delisted from the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. On
September 17, 1998, the Company's stock was delisted from the Nasdaq SmallCap Market for failing to meet Nasdaq's on-going minimum bid price requirement. At that date, the Company's stock began to trade on the OTC Bulletin Board.

    The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported by the OTCBB, Nasdaq National Market or Nasdaq SmallCap Market, as applicable. Such over the counter market quotations reflect inter-dealer prices, without retail back up, markdown or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................   $ 9.20     $ 6.40
Second Quarter..............................................   $17.80     $ 6.20
Third Quarter...............................................   $ 7.63     $ 3.44
Fourth Quarter..............................................   $ 7.00     $ 3.81
                                                               ------     ------
1998
First Quarter...............................................   $22.50     $10.30
Second Quarter..............................................   $21.30     $ 8.40
Third Quarter...............................................   $13.10     $ 3.00
Fourth Quarter..............................................   $11.30     $ 2.70
                                                               ------     ------

    At February 10, 2000, there were 1,158 stockholders of record of common stock.

DIVIDEND POLICY

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

RECENT SALES OF UNREGISTERED SECURITIES

    In September 1999, the Company issued approximately 471,000 shares of common stock to outside investors for an aggregate purchase price of $3,062,000 pursuant to a Stock Purchase Agreement entered into on September 30, 1999. The common stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    In May 1999, the Company issued a convertible promissory note in the aggregate principal amount of $8.0 million. The note accrues interest at 5.22% per annum, has a five-year term and is secured by a lien against all the assets of the Company. The Principal and interest under the note are payable quarterly from the date of issuance of the note The note is convertible into 420,000 shares of the Company's Series C-1 Convertible Preferred Stock. The Series C-1 Convertible Preferred Stock is in turn convertible into 1,230,769 shares of the Company's common stock, or the equivalent price of $6.50 per share of common stock. The note is convertible at the option of the noteholder. The Series B Stock and the common stock were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

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

    In November 1997, the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust (collectively, the "Idanta Entities") entered into a two-phase private placement transaction, pursuant to a Series B Preferred Stock Purchase Agreement (the "Idanta Agreement"). In phase one of the transaction, the Idanta Entities agreed to purchase 1,000,000 shares of the Company's
Series B Preferred Stock (the "Series B Stock") for an aggregate purchase price of $4,582,500. Each share of Series B Stock is convertible into .45825 shares of the Company's Common Stock plus the amount of accrued and unpaid dividends on the Series B Stock at the conversion price. In addition, Idanta agreed to purchase 458,250 shares of the Company's Common Stock for an aggregate purchase price of $4,582,500, pending stockholder approval of certain management proposals contained in the proxy statement filed in connection with the Company's 1997 Annual Meeting. In December 1997, the stockholders approved all the management proposals. Accordingly, in January 1998, in phase two of the transaction, Idanta purchased an aggregate of 458,250 shares of the Company's Common Stock for an aggregate purchase price of $4,582,500. Upon the occurrence of certain events specified in the Company's Restated Certificate of Incorporation, each share of Series B Stock is either (i) subject to redemption at the election of at least 51% of the then outstanding shares of Series B Stock or (ii) convertible into the number of shares of Common Stock equal to the number of shares obtained by dividing the sum of .45825 plus accrued and unpaid dividends by 0.75. The Series B Stock and the Common Stock were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. In October 1998, the Company was notified by Idanta of their desire to redeem, in cash, an aggregate of 981,997 shares of the Company's Series B Stock (the "Shares") at a redemption price equal to $4.5825 per share plus accrued dividends thereon. Pursuant to the Idanta Agreement, Idanta became entitled to redemption upon the delisting of the Company's Common Stock from the Nasdaq SmallCap Market. In December 1998, the Company redeemed the Shares for an aggregate price of $4,648,000. An aggregate of 18,003 shares of Series B Preferred Stock remain outstanding.

    In February 1997, the Company completed a $3,500,000 private placement with certain investors whereby the Company issued 6% subordinated convertible debentures (the "1997 Debentures") and warrants to purchase an aggregate of 50,000 shares of Common Stock (the "Warrants"). The 1997 Debentures accrued interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the 1997 Debentures were not previously converted. The 1997 Debentures were convertible at the option of the holder into the Company's Common Stock at a discount up to 20% from market price. The Warrants have a term of 60 months and have an exercise price of $22.50 per share. The 1997 Debentures and Warrants were issued in reliance upon the exemption from the registration set forth in
Section 4(2) of the Securities Act. In May 1997, the 1997 Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock having an aggregate stated value of $3,500,000.

    In May 1999 Preferred Stock Purchase Warrants (the "Preferred Warrants") were issued to the holders of the 1997 Debentures to purchase a total of 42,858 shares of Series A Stock. The term of the Preferred Warrants is 60 months with an exercise price of $35.00 per share (provided such warrants could only be exercisable when the last reported sales price of the Common Stock on the most recent trading day is equal to or greater than $15.00 per share). The Preferred Warrants and the Series A Stock issued upon exercise were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the

Securities Act. Subsequently, 51,972 shares of the Series A Stock were converted into 454,693 shares of the Company's Common Stock at prices ranging from $3.67 to $6.06 per share. The shares of Common Stock issued upon the conversion of the Series A Stock were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act. In August 1997, the Company redeemed all of the remaining outstanding shares of the Series A Stock and the Preferred Warrants for an aggregate price of $1,827,000. Also in August 1997, the outstanding Warrants for 50,000 shares of Common Stock were exchanged for new warrants to purchase 35,000 shares of the Company's Common Stock at an exercise price of $5.3125 per share. The warrants, issued upon exchange of the old warrants, were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. In September 1997, Common Stock warrants to purchase an aggregate of 10,500 shares of Common Stock were exercised for an aggregate price of $56,000. The shares of Common Stock issued upon exercise of the warrants were issued in reliance upon the exemption from the registration set forth in Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                            1999       1998       1997(C)        1996         1995
                                          --------   --------     --------     --------     --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Revenues................................  $ 1,987    $ 7,700(b)   $ 15,503(b)  $ 33,577     $51,117(a)
Gross profit............................  $   690    $   393      $  4,600     $ 16,569     $33,624
Operating income (loss).................  $(8,946)   $(8,061)     $(15,101)    $(18,435)    $ 2,324
Net income (loss).......................  $(9,961)   $(8,268)     $(16,432)    $(21,376)    $ 1,957
Basic net income (loss) per share:
  Profit (loss) before extraordinary
    item................................  $ (2.30)   $ (2.00)     $  (7.15)    $ (10.30)    $  0.90
  Extraordinary item....................                             (0.35)
                                          -------    -------      --------     --------     -------
  Net income (loss) per share...........  $ (2.30)   $ (2.00)     $  (7.50)    $ (10.30)    $  0.90
Diluted net income (loss) per share:
  Profit (loss) before extraordinary
    item................................  $ (2.30)   $ (2.00)     $  (7.15)    $ (10.30)    $  0.90
  Extraordinary item....................                             (0.35)
                                          -------    -------      --------     --------     -------
  Net income (loss) per share...........  $ (2.30)   $ (2.00)     $  (7.50)    $ (10.30)    $  0.90
Basic weighted average shares
  outstanding...........................    4,332      4,125         3,030        2,066       1,939
Diluted weighted average shares
  outstanding...........................    4,332      4,125         3,030        2,066       2,123
                                          -------    -------      --------     --------     -------
YEAR END FINANCIAL DATA:
Working capital (deficit)...............  $  (561)   $(3,510)     $    (47)    $ (1,240)    $ 6,741
Total assets............................  $ 7,085    $ 6,853      $ 11,256     $ 29,527     $28,980
Redeemable preferred stock..............  $ 3,086    $ 3,083      $  4,594           --          --
Long-term debt..........................  $ 8,079    $   330      $     58     $  6,636(c)  $ 1,207
                                          -------    -------      --------     --------     -------

------------------------

(a) Revenues, net income and net income per share for 1995 included amounts related to a technology distributed by GateField and owned by a U.K. Company. Effective January 1, 1996, the two companies formed a joint venture. Consequently, specific revenues and costs related to this product were no longer consolidated in GateField's financial statements beginning in 1996.

(b) Revenues decreased in 1998 and 1997 due to the sale of certain assets of the Company (see Note 3 of Notes to Consolidated Financial Statements).

(c) As restated, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 1999 Financial Statements and notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

OVERVIEW

    GateField Corporation designs, develops, manufactures and markets high density, high performance programmable logic solutions and related development software. The Company's products are flash-based FPGAs trademarked as programmable ASICs ("ProASIC-TM-"). The products were developed using two proprietary and patented technologies: a flash-based switching element and a fine-grained, gate array-like ProASIC architecture. The Company believes the principal advantages of GateField products over alternative SRAM-based and antifuse devices are: smaller chip size for the same geometries, reprogrammability and non-volatility and the ability to use a standard electronic design automation ("EDA") application specific integrated circuit ("ASIC") design flow.

    GateField's products are designed to provide high integration, fast time-to-market and fast time-to-volume for electronic equipment manufacturers in the networking, telecommunications, computer, peripheral, industrial control, instrumentation and consumer markets. Infineon has agreed to manufacture GateField's 0.25-micron product wafers in its production facility in Dresden, Germany.

    The Company began selling 0.72-micron standard ProASIC product in late 1996 and terminated sales in 1999. The 0.72-micron product was not competitive due to its late introduction and experienced negative gross margin due to poor manufacturing yields, both of which were the result of difficulties encountered in developing the manufacturing processes with Rohm, the third-party manufacturer of the Company's 0.72-micron wafers. However the 0.72-micron product did prove the feasibility of the technology.

    The Company began development of its family of 0.25-micron programmable ASIC products in 1998 to be manufactured by Infineon in their fab in Dresden. The Company reviewed its strategies, organization and expenses in the third quarter of 1998 and decided to significantly reduce personnel and other operational expenses. In addition, the Company entered into a strategic alliance with Actel Corporation, under which Actel received exclusive, worldwide distribution rights to GateField's 0.25-micron and below standard ProASIC products. The alliance allowed the Company to essentially eliminate its sales and marketing department while at the same time, in management's opinion, increase the ProASIC product's exposure to the market place.

    As a result of this strategy the Company was able to reduce its operating expenses, net of wafer and mask costs included in R&D expenses, to approximately $2.1 million per quarter since the fourth quarter of 1998. GateField expects operating costs in the fiscal year 2000 to range between $2 million and $3 million per quarter due to additions to head count required to support a transition from development to production and an increased level of spending for new masks. Management's plan in 2000 is to control operating expenses at the $2 to $3 million per quarter level, to have the capacity to produce pre-production parts in volume in the third quarter of 2000, and to obtain additional financing. Because the Company has terminated product lines and changed development direction and its operating model, its historical financial performance cannot and should not be used to indicate future financial performance.

    GateField maintains rights to the intellectual property underlying its technology allowing it to address the emerging market for embedded reprogrammability. The Company will seek to license its technology for embedded products in the future. GateField has entered into licensing agreements with Infineon and Rohm, which provide them with manufacturing or distribution rights to various GateField products; these agreements resulted in approximately $4.5 million in deferred revenue in 1998. (see Description of Business-License Agreements). These agreements do not include per unit royalty fees.

    In March 1999, the Company's Board of Directors approved a ten-for-one reverse stock split of the Company's common stock. In June 1999, the Company's shareholders approved the reverse stock split. The reverse split became effective on June 30, 1999 (the "Effective Date"). No fractional shares were issued. In lieu of any such fractional share interest, each holder will receive cash in an amount equal to the product obtained by multiplying (i) the closing sales price of the Company's Common Stock on the Effective Date as reported on the OTCBB by (ii) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest. All amounts in the accompanying financial statements have been adjusted to give effect to the reverse stock split.

RESULTS OF OPERATIONS

REVENUES

    Total product revenues declined to $1.3 million in 1999 down from $2.6 million in 1998 and $5.4 million in 1997. The 1997 figure includes
$2.5 million in verification products from assets the Company sold in that year. Sales of ProASIC related products were $1.3 million in 1999, $2.6 million in 1998 and $2.9 million in 1997. ProASIC product revenue includes deferred license revenue from Infineon and from Rohm of approximately $.9 million in 1999 and $1.1 million in 1998. The decline in ProASIC revenues from 1997 through 1999 was due to a decision by the Company to halt active sales of the 0.72-micron product in the third quarter of 1998 and due to the current delay in shipment of its 0.25-micron product that was scheduled to begin in the second half of 1999.

    The Company began sampling its 0.25-micron product to initial customers in the first quarter of 1999 and began shipping engineering samples in limited volumes in the fourth quarter. The Company does not expect to begin shipment of pre-production quality parts for this family until the second quarter of 2000 and does not expect sales to reach a volume that could generate operating cash flow break-even in fiscal year 2000. While the Company expects to have the capacity to produce pre-production parts in volume in the third quarter of 2000 there can be no assurance that sales will indeed begin at that time, if at all. Nor can there be any assurance how many products will be introduced in 2000 or in what packages or volumes those products will ship. In addition, it is impossible to anticipate the degree of market acceptance of this new technology, or whether it will be accepted at all. Therefore the revenues associated with the new 0.25-micron product cannot be predicted with any degree of accuracy.

    Service revenues were $.6 million, $5.1 million and $10.1 million in 1999, 1998 and 1997, respectively. Service revenues are comprised of two components: maintenance contracts on the verification systems and design services. Verification maintenance revenues were $.6 million in 1999, $2.3 million in 1998 and $8.7 million in 1997. The decline in verification maintenance revenues in 1998 from 1997 relates to the sale of the underlying verification products and the termination of new sales of those products by the purchaser. The Company expects revenues from the verification services to cease in 2000. Service fees related to the Company's Design Service product line, which was sold to Actel in August 1998, were $2.8 million in 1998, and $3.8 million in 1997.

GROSS MARGIN

    Gross margin in 1999, 1998 and 1997 was affected by many factors, including but not limited to: license fees, pricing strategies, product mix, yield variations and increased costs incurred in the introduction of new products. Gross margin was approximately $690,000 in 1999, $393,000 in 1998 and $4.6 million in 1997. Gross margin as a percentage of total revenues was 35% in 1999, 5% in 1998 and 30% in 1997.

    Gross margin (deficit) from product revenues was $213,000 in 1999, ($2.0) million in 1998, and $(1.0) million in 1997. Gross margin related to verification products was ($1.8) million in 1997. Gross margin (deficit) related to ProASIC products was $.2 million in 1999, $(2.0) million in 1998, ($3.3) million in 1997. In 1998, negative ProASIC product margins were significantly affected by a $1.8 million inventory write-down charge for 0.72-micron product inventories to reflect a decrease in the net realizable value, which was partially offset by $1.2 million in license revenue with minimal related costs. The decline in ProASIC gross margins in 1998 versus 1997 were largely due to volume differences and the inventory write-down charge. As the design and manufacturing processes are different for the 0.72-micron and the 0.25-micron products, the yield and, hence, the gross margins on the two products are totally unrelated, thus, the Company cannot predict its margins for 2000 with any degree of certainty.

    Gross margin from service revenues was $.5 million in 1999, $2.4 million in 1998, and $5.6 million in 1997. Gross margin as a percentage of service revenues was 75%, 48%, and 56% for the three years respectively. Margins related to maintenance contracts on the verification systems were $2.2 million or 69.7% in 1998 and $4.8 million or 77.5% in 1997. Margins related to design services were $277,000 or 14% in 1998 and $725,000 or 19% in 1997. The decline in service margin was due to the sale of the respective assets as detailed in Note 3. Service margin after this date relate to profit sharing agreements with the purchasers which are expected to cease in the year 2000.

SALES AND MARKETING

    Sales and marketing expenses were $.8 million or 39% of total revenue in 1999, $4.1 million or 53% in 1998, and $9.7 million or 62% in 1997. In 1999, sales and marketing expenses declined 81% due to the Company's strategic decision to largely eliminate that function in August of 1998 and enter into a strategic marketing agreement with Actel. In 1998, sales and marketing expenses also decreased 58% or $5.6 million from earlier year figures reflecting reduced staffing levels in the second half of 1997 resulting from the disposition of product lines in 1997.

    As a result of GateField's efforts to market its 0.72-micron products in 1997 and early 1998, the Company realized the process of introducing new products to the semiconductor marketplace required significant sales and marketing resources. The Company elected to sell the exclusive worldwide distribution rights to its 0.25 and below standard ProASIC products to the Actel Corporation in August 1998 and to focus on product development. With this strategic alliance in place GateField only needs to support its strategic initiatives and product design efforts and therefore expects marketing expenses in 2000 to be similar with those in 1999.

RESEARCH AND DEVELOPMENT

    GateField's research and development expenses were $5.9 million or 298% of total revenue in 1999, $5.5 million or 71% of total revenue in 1998 and $7.9 million or 51% of total revenue 1997. R&D expenses increase 8% in 1999 over 1998 due to $.8 million in wafer costs necessary to refine the design of the 0.25-micron family and develop the manufacturing process with Infineon, these costs were partially offset by reduced headcount. A similar level of wafer costs and masks expense is anticipated in 2000. The 30% decrease in R&D costs in 1998 over 1997 were principally due to reduced staffing levels resulting from the sale of the verification businesses in 1997. R&D expenses related to ProASIC development have remained relatively constant over the three-year period from 1997 to 1999. GateField's current research and development efforts are currently focused on its four member 0.25-micron ProASIC product family; the Company believes its research and development expenses will increase slightly in 2000 over those experienced in 1999 due to anticipated increases in headcount associated with the development of new product families, increase mask costs and increased cost associated with yield improvement efforts on the 0.25-micron product family.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $2.7 million, $3.3 million and $4.2 million in 1999, 1998 and 1997, respectively. This declining trend in general and administrative expenses in 1999 as compared to 1998 and in 1998 as compared to 1997 was primarily related to decreased staffing levels, cost cutting measures and reduced overhead. These reduced expenses were partially offset by higher legal, financial, and consulting expenses associated with the implementation of strategic relationships in 1997 and 1998. 1999 expenses included $.2 million related to a moving the Company's offices to a smaller facility. The Company believes that general and administrative expenses in 2000 will be approximately the same as those experienced in 1999.

LOSS (GAIN) ON SALE OF ASSETS

    As mentioned earlier, the current Company was originally a division of Zycad Corporation, a leader in the development, manufacturing and marketing of design verification tools and services. It realized the verification industry was dying and in 1993 began a division, GateField, to research and develop a new and innovative semiconductor logic product. From 1993 to 1998 the Company transitioned to a designer, developer and marketer of high-density, high-performance programmable logic solutions and related development software. This transition required the sale of several of Zycad's assets in 1997 which, when combined resulted in a $2.7 million gain in the operating expenses for that year. Assets sold in 1997 included: its stock ownership in QSS Inc.; products and assets related to its verification product line, including its rights, title and interest in hardware and software simulation products; and the assets related to the semiconductor test software product line. In addition, Zycad sold its maintenance division for the verification products to Zycad TSS, Inc. The Company also incurred a $722,000 loss from the sale of excess equipment in 1997. In 1998 the Company had a $4.5 million gain from the sale of its Design Services product line which it sold to focus solely on the research and development of ProASIC, its programmable logic technology and a $70,000 loss on the sale of excess equipment. Finally in 1999 the Company had an additional loss on the sale of excess equipment in the amount of $199,000 when the Company moved to smaller office space. (See Note 3 of the "Notes to Consolidated Financial Statements.")

OTHER INCOME AND EXPENSE

    Net interest expense was $1.3 million in 1999 compared to $173,000 in 1998 and $1.4 million in 1997. The increase in 1999 relates to the $8.0 million in Convertible Promissory Note entered into in May 1999 while the decrease in 1998 reflects the lack of interest-bearing debt compared to earlier periods and interest income on positive bank balances held throughout the year due to the Company's issuance of equity at the end of 1997 and during 1998. Interest expense in 1997 relates primarily to subordinated convertible debentures that were converted to common stock in 1997.

    Other income was $313,000 in 1999, $34,000 in 1998 and $1.1 million in 1997 and represent interest income on the cash balances of the Company.

NET LOSS

    The net loss for 1999 was $10.0 million, which compares to a net loss of $8.3 million in 1998 and a net loss of $16.4 million in 1997. The 1999 figure includes a $1.2 million Conversion Discount recognized in the second quarter of 1999 as a non-cash interest expense and $.8 million in wafer costs necessary to develop the manufacturing process at the fab. Recognizing the impact of lower sales in these years, the Company took steps to decrease operating expenses through a series of reorganizations, which helped to progressively reduce the annual net loss. The Company has consistently maintained its operating expenses for the last five quarters at approximately $2.1 million, not including mask expenses, wafer development lots and write off of obsolete inventory.

    The $8.3 million net loss in 1998 was aided by a $4.5 million gain in other income from the sale of the Company's Design Services assets to Actel. This compares to a $16.4 million net loss in 1997 which was also aided by a $2.7 million gain in other income from the sale of certain assets in that year and offset by $500,000 in debt discount amortization and $1 million debt extinquishment losses. (See Note 3 of the "Notes to Consolidated Financial Statements.") The loss in 1998 was additionally impacted by a $2.2 million one-time inventory write-down charge to cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

    GateField has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business.

    Net cash used in operations was $8.8 million in 1999 compared to $8.2 million in 1998 and $11.3 million in 1997. During 1999, 1998 and 1997, there was a significant decline in the size of the business as the Company transitioned to an intellectual property Company and sold off its other significant assets related to non-ProASIC product lines. This decrease in the size of the business resulted in decreasing accounts receivable, accounts payable and accrued liabilities balances and decreasing depreciation expenses. The decrease in net cash used in operations was partially offset in 1998 by the receipt of $4.5 million in license fees resulting in deferred revenue.

    Net cash used in investing activities was $.7 million in 1999 compared to net cash provided by investing activities of $5.2 million in 1998 and $11.2 million in 1997. The amounts generated in 1998 and 1997 were primarily due to cash receipts from the disposition of product families. GateField expects to invest a minimum of $300,000 and possibly as much as $1.1 million in mask sets for its new product families in 2000 but does not currently anticipate any other significant capital asset acquisitions during 2000.

    Net cash generated by financing activities was $10.8 million in 1999, which compares to $2.9 million in 1998 and $3.0 million in 1997. The increase in 1999 includes the sale of $3.1 million of common stock to private investors and the issuance to Actel of a convertible promissory note in the aggregate principle amount of $8.0 million. The cash generated by financing activities in 1998 was due to the $4.6 million sale of common stock to a single investor in the first quarter of 1998, the $3.0 million sale of Convertible Preferred Stock in August 1998, offset by the $4.6 million redemption of the Company's Series B Convertible Preferred Stock in December 1998. (See Note 9 of the "Notes to Consolidated Financial Statements.") The 1997 figure includes the sale of $4.6 million in Convertible Preferred Stock. (See Note 9 of the "Notes to Consolidated Financial Statements.").

    At December 31, 1999, the Company had cash and cash equivalents of $5.4 million. The Company had a working capital deficit of $.6 million compared to deficits of $3.5 million at December 31, 1998 and $47,000 at December 31, 1997.

    During 1999, 1998 and 1997, GateField incurred net losses of approximately $10.0 million, $8.3 million and $16.4 million, respectively. The Company expects to continue to generate such losses for at least the remainder of 2000. Additionally, the Company had working capital deficit of $.6 million at December 31, 1999. As a result, the Company estimates it will have utilized all of its currently available capital resources on or about June 30, 2000. The Company estimates that it will need at least an additional $10 million to $15 million to reach operating breakeven and maybe more if the product is not enthusiastically accepted into the marketplace. Thus, the Company will be unable to continue as a going concern if sufficient funding is not available. Accordingly, the Board of Directors has authorized management to identify all options to strengthen its operating capabilities and provide greater financial resources including, but not limited to, the sale of debt, sell common stock or preferred stock. The Board has authorized management to pursue its options in raising from $10 million to $15 million in additional capital to fund operations.

    In the past GateField has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners. The price per share of common stock to be issued in any new financing would be determined at about the time the offering is made. It is anticipated that should the Company be able to sell equity or debt to investor stockholders the common stock would be issued at a substantial discount to the prevailing market price to reflect the illiquidity of the shares. GateField is seeking one or more investors to participate in the proposed financing; however, it has not yet identified such investors. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of current stockholders. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to GateField and its stockholders. If adequate funds were not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations.

    In a Security Agreement dated May 25, 1999 between Actel and the Company, the Company may elect to borrow an additional $4.0 million under the same terms and conditions as its $8.0 million convertible promissory note. Actel in its sole and absolute discretion may make such loan and has indicated to the Company its interest in doing so. However Actel is under no obligation to fund the Company in any manner and there can be no assurance that Actel funding, or any other source of funding will be available when needed or that, if available, it can be obtained on terms favorable to GateField and its stockholders. If adequate funds were not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations.

    On July 15, 1998, the GateField Corporation's stock was delisted from the Nasdaq National Market and moved to the Nasdaq SmallCap Market. On
September 17, 1998, the Company's stock was delisted from the Nasdaq SmallCap Market for failing to meet Nasdaq's on-going minimum bid price requirement. At that date, the Company's stock immediately began to trade on the OTC Bulletin Board.

YEAR 2000 ISSUES

    GateField Corporation is aware that many existing information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. In 1999 the Company assessed the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company formed a "Year 2000 Team" to identify, access and resolve Year 2000 compliance issues. The Year 2000 Team tested and evaluated GateField's products and the Company's IT systems and completed an inventory of all material Year 2000 issues.

    The assessment and all remedial action for all of its products, IT systems and non-IT systems were completed by the end of calendar year 1999. GateField has not experienced any Year 2000 related problems and is not aware of any material Year 2000 issues that may arise in the future but will take the necessary steps to make its systems Year 2000 compliant if those issues materially impact the Company's ability to transact its business. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. While there is some chance future Year 2000 issues may yet arise the Company does not believe they will arise and therefore cannot determine what efforts if any may be required nor the costs of such efforts. GateField believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company--although no assurances can be given. Nor can GateField be assured that unresolved or undetected internal and external Year 2000 issues with third parties will not have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" And SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", respectively, which establishes accounting and reporting standards for derivative instruments and hedging activities. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that these statements will not have a significant impact on the Company's financial position, results of operations or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of February 10, 2000 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Timothy Saxe..............................     44      President, Chief Executive Officer and
                                                       Chief Operating Officer
Peter G. Feist............................     45      Senior Vice President, Marketing
James B. Boyd.............................     47      Chief Accounting Officer and Controller

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Form 10-K contains forward-looking statements concerning our existing and future products, markets, expenses, revenues, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management expectations, and we re not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward-looking statements, including but not limited to the following risk factors.

OPERATING LOSSES AND NEGATIVE WORKING CAPITAL

    Currently, GateField has a negative working capital position. Also, the Company has not reported an operating profit since fiscal 1995. The Company reported operating losses of $8.8 million in 1999, $12.5 million in 1998 and $17.1 million in 1997. In addition, a substantial number of parts will have to be sold on a quarterly basis before the Company can achieve quarterly profitability and several factors including gross margins, market acceptance and competitive factors make it impossible to predict with any degree of assurance when or whether the Company will attain profitability. Accordingly, GateField cannot predict how long it will continue to experience significant or increasing operating and net loss, or whether or if it will become profitable.

NO ASSURANCE OF FUTURE FUNDING

    GateField must continue to make significant investments in research and development to bring its technology to market and to remain competitive. Our future capital requirements will depend on many factors, including, among others: product development expense levels, investments in working capital, and the amount of income generated by operations, including royalty income and income deriving from the Actel relationship. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, GateField may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

    The Company has historically funded its operations primarily through private equity and debt financings, sale and leaseback arrangements and bank financing and credit lines. The Company intends to continue to explore and, as appropriate, enter into discussions with current stockholders and other parties regarding possible future sources of capital (See "Liquidity and Capital Resources"). Although Actel has indicated their preliminary interest in providing additional funding, no assurance can be given that this additional financing will be available or that, if available, it can be obtained on terms favorable to GateField and its stockholders. Unless the Company obtains additional funding, the Company will have utilized all its currently available resources on or about June 30, 2000.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

    GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its of 0.25-micron generation products. GateField is currently completing testing of its 0.25-micron products and related software. The joint Actel / GateField marketing team began sampling initial customers in the first quarter of 1999 and began limited shipments of engineering samples to select customers in the fourth quarter of 1999. The Company currently believes it has a design capable of yielding pre-production parts however it has experienced significant lot-to-lot variation and has to date been unable to qualify its parts for production status and begin volume shipments to customers. No assurance can be given that the Company's design and manufacturing process issues can be resolved nor can the Company ensure introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the Company's development and commercialization efforts with respect to the 0.25-micron products are unsuccessful or if these products do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

    GateField does not manufacture any of the wafers used in the production of its products, including its 0.25-micron ProASIC products. This dependence on independent wafer manufacturers puts GateField at risk should its suppliers be unable or unwilling to produce GateField's products.

    Currently, Infineon manufactures GateField's 0.25-micron ProASIC products at their wafer fabrication facility located in Dresden, Germany. This dependence on a single foundry subjects the Company to risks associated with an interruption of supply from a single source. Furthermore, Infineon is in the process of being spun off as a public Company from its parent Company Siemens, so there can be no assurance that the wafer manufacturing portion of such operations will be willing and capable of continuing to support the manufacture of GateField's products.

    GateField plans to initially produce its 0.25-micron products in relatively low volumes. Still, it will be competing with Infineon's internal requirements for production capacity and the attention of Infineon's process engineers. The Company's reliance on Infineon to fabricate its 0.25-micron products involves significant risks, such as technical difficulties or damage to production facilities that could limit production and reduce yields, lack of control over capacity allocation and lack of control over delivery schedules. Also, these risks are increased by the fact that GateField does not have second source suppliers for any of its wafer products.

    GateField has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the Company will not experience similar or more severe delays in the future. Although GateField has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to customers other than GateField or internal uses could delay manufacture of GateField products and interrupt GateField's capability to meet its product delivery obligations. Any inability or unwillingness of GateField's independent wafer manufacturers to provide adequate quantities of finished wafers to satisfy GateField's needs in a timely manner would delay production and product shipments and could have a material adverse effect on GateField's business, financial condition and results of operations. These risks are particularly pronounced with respect to the Company's reliance on Infineon as the only manufacturer of the Company's 0.25-micron products.

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

RELIANCE ON ACTEL RELATIONSHIP

    In August 1998, GateField entered into a strategic relationship with Actel Corporation. In a product marketing agreement, Actel acquired the exclusive right to distribute GateField's standard ProASIC products based on 0.25-micron and smaller geometries. In connection with the formation of the alliance, GateField terminated its entire sales force and does not anticipate creating a new sales force in the foreseeable future. Consequently, GateField is highly dependent on Actel's sales efforts and the success of its sales force in marketing GateField's 0.25-micron products.

    Actel will continue to market its own products, including products that are competitive with GateField's products. Accordingly, there is a risk that Actel may give higher priority to the Actel products, thus reducing its efforts to sell GateField's products. In addition, GateField's agreement with Actel is terminable by Actel under a variety of circumstances, including GateField's material breach of the product marketing agreement. As GateField would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with GateField would have a material adverse effect on GateField's business, financial condition and results of operations. Furthermore, if Actel's sales and marketing efforts do not achieve anticipated growth rates, GateField would be forced to reduce the amount of product that is manufactured. As a result, the Company's profit margins on future sales of higher cost products would be reduced because GateField would be unable to take full advantage of Infineon's manufacturing cost reductions.

    The Product Marketing Agreement with Actel contains certain GateField milestones relating to the development schedule and manufacturing costs of the
 .25-micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the .25-micron products (including certain revenue targets). If GateField fails to achieve such cost milestones, it must notify Actel and seek their consent to its corrective action. GateField has so notified Actel and the two companies are jointly working on corrective measures. Should Actel decide it is not in their best interest to support these corrective actions it may take GateField longer to resolve the delays. Loss of cooperation and support from Actel could divert resources from other GateField development efforts and disrupt the Company's development efforts with respect to the .25 product family. The delays in meeting GateField's milestones relieve Actel from its milestones as set forth in the Product Marketing Agreement. Such consequences of GateField's failure to achieve its milestones could have a material adverse effect on GateField's business, financial condition and results of operations.

COMPETITION

    The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. GateField's existing competitors include suppliers of conventional gate arrays, complex programmable logic devices ("CPLDs") and FPGAs. The Company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. GateField also faces competition in the future from major domestic and international semiconductor suppliers and suppliers of logic products based on new or emerging technologies. Given the intensity of the competition and the research and development being done, no assurance can be given that GateField's technology--or patents--will remain competitive.

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

PRICE EROSION

    The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry in general, and for GateField's products in particular; have declined significantly over the life of each product. Moreover, GateField is highly dependent on Actel for the marketing of the Company's next generation of ProASIC products. While GateField expects that the average selling prices of its products will be reduced over time as the Company achieves manufacturing cost reductions, GateField may from time to time be required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, GateField occasionally approves price reductions on specific sales to meet competition. If these reductions are not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices of GateField's products will reduce gross margins and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON DESIGN WINS

    For GateField to sell its ProASIC products to a customer, the customer must incorporate the Company's ProASIC technology into the customer's product in the design phase. GateField is highly dependent on Actel's sales marketing and Field Application Engineer ("FAE") team, in conjunction with the support of GateField resources, to persuade potential customers to incorporate the Company's standard ProASIC product into new or updated products. These efforts may precede by many months (and sometimes a year or more) the generation of volume sales, if any, by the customer. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that GateField will win sufficient designs or that any design win will result in significant revenues.

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

    Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a Company such as GateField that does not operate its own manufacturing facility, but instead relies upon a single independent wafer manufacturer. Yield problems may also increase the time-to-market for GateField's products and create inventory shortages and dissatisfied customers. In 1999 GateField experienced process problems at Infineon that caused the introduction of its 0.25-micron product family to be significantly delayed. Once production of commercially acceptable product begins GateField anticipates that yields for such products will initially be low. If such yields do not improve over time, the Company's business, financial condition and results of operations would be adversely affected.

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

RELIANCE ON INTERNATIONAL SALES

    In the past, GateField has operated sales offices in England, Germany and Japan. Sales from these offices were in the local currency and, therefore, exposed the Company to currency exchange fluctuations. Sales to customers located outside the United States accounted for approximately 15% in 1999, 30% in

1998, and 48% in 1997. Of these sales, sales to customers located in the Asia Pacific region and Japan accounted for approximately 15%, 25% and 28% of net revenues for 1999, 1998 and 1997, respectively.

    Although GateField has closed its foreign sales offices, with the exception of the Japan office, it expects that revenues derived from international sales will continue to represent a significant portion of the Company's total revenues because of its marketing relationship with Actel. Further, such direct foreign sales are denominated in U.S. dollars. Therefore, GateField's products become less price competitive in countries with currencies that are declining in value against the dollar. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements and the impact of recessionary environments in economies outside the United States.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

    The market for GateField's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. All of these factors make the timely introduction of new products a critical objective of the Company. GateField's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, including the timely introduction of its 0.25-micron ProASIC products.

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

    In addition, there are greater technological and operational risks associated with new products. Several factors could have a material adverse effect on GateField's business, financial condition and results of operations: the inability of Infineon to produce GateField's 0.25-micron products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software or programming failures; and any related product returns. No assurance can be given that any other new products will gain market acceptance or that GateField will respond effectively to new technological changes or new product announcements by others. Any failure of GateField or its strategic partners to successfully define, develop, market, manufacture, assemble or test competitive new products could have a material adverse effect on its business, financial condition and results of operations.

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

"BLANK CHECK" PREFERRED STOCK

    GateField's Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of "blank check" preferred stock (of which (1,261,997) shares remain available for issuance), with such designations, rights and preferences as may be determined from time to time by the GateField Board of Directors. Accordingly, the board is empowered, without approval by holders of the Company's common stock, to issue preferred stock with dividend, liquidation, redemption, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. Issuance of the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of GateField. In addition, such issuance could adversely affect the market price of GateField's common stock. In order to raise capital, the Company may issue additional shares of its preferred stock in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The GateField Corporation is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchanged.

    INTEREST RATE RISK. GateField maintains its funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, the fair value of the portfolio would not decline by a material amount. GateField does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than eighteen months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

    FOREIGN CURRENCY EXCHANGE RATE RISK. GateField's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK, German and Japanese subsidiaries. The Company closed these subsidiaries in 1999 and only has some insignificant cash balances remaining in these countries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, mark, yen or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, mark or yen against the U.S. dollar. Consequently, GateField does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             GATEFIELD CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,418    $  3,832
  Accounts receivable, less allowance for doubtful accounts
    of $536 in 1999 and $244 in 1998........................        33         463
  Inventories...............................................        --         117
  Other current assets......................................       205         556
                                                              --------    --------
    Total current assets....................................     5,656       4,968
Property and equipment, net.................................     1,423       1,783
Other assets................................................         6         102
                                                              --------    --------
    Total assets............................................  $  7,085    $  6,853
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term obligations..................  $    244    $    393
  Accounts payable..........................................     1,586       1,372
  Accrued expenses..........................................       825       1,941
  Deferred revenues.........................................     3,562       4,772
                                                              --------    --------
    Total current liabilities...............................     6,217       8,478
Long-term obligations.......................................     8,079         330
                                                              --------    --------
    Total liabilities.......................................    14,296       8,808
Commitments and contingencies (Note 5)
Redeemable Preferred Stock
  $0.10 par value; 2,000,000 shares authorized; shares
  issued and outstanding: 318,000 in 1999 and 1998--at
  redemption value..........................................     3,086       3,083
Stockholders' deficit
  Common stock
    $0.10 par value; 65,000,000 shares authorized; shares
    issued and outstanding: 4,693,000 in 1999 and 4,193,000
    in 1998.................................................       469         419
  Additional paid-in capital................................    86,307      81,900
  Accumulated deficit.......................................   (96,584)    (86,620)
  Accumulated other comprehensive loss......................      (489)       (737)
                                                              --------    --------
    Total stockholders' deficit.............................   (10,297)     (5,038)
                                                              --------    --------
    Total liabilities and stockholders' deficit.............  $  7,085    $  6,853
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues
  Product...................................................  $  1,348     $ 2,624    $  5,385
  Service...................................................       639       5,076      10,118
                                                              --------     -------    --------
    Total revenues..........................................     1,987       7,700      15,503
                                                              --------     -------    --------
Cost of revenues
  Product...................................................     1,135       4,648       6,421
  Service...................................................       162       2,659       4,482
                                                              --------     -------    --------
    Total cost of revenues..................................     1,297       7,307      10,903
                                                              --------     -------    --------
    Gross profit............................................       690         393       4,600
                                                              --------     -------    --------
Operating expenses
  Sales and marketing.......................................       783       4,112       9,664
  Research and development..................................     5,915       5,478       7,854
  General and administrative................................     2,739       3,256       4,202
  Loss/(gain) on sale of assets.............................       199      (4,392)     (2,019)
                                                              --------     -------    --------
    Total operating expenses................................     9,636       8,454      19,701
                                                              --------     -------    --------
Operating loss..............................................    (8,946)     (8,061)    (15,101)
                                                              --------     -------    --------
Other income (expense)
  Interest expense, net.....................................    (1,328)       (173)     (1,379)
  Other income (expense), net...............................       313         (34)      1,096
                                                              --------     -------    --------
    Total other expense.....................................    (1,015)       (207)       (283)
                                                              --------     -------    --------
Loss before extraordinary item..............................    (9,961)     (8,268)    (15,384)
Extraordinary item--loss on early extinguishment of debt....        --          --      (1,048)
                                                              --------     -------    --------
Net loss....................................................    (9,961)     (8,268)    (16,432)
Other comprehensive loss:
  Currency translation adjustments..........................      (248)       (193)       (496)
                                                              --------     -------    --------
Comprehensive loss..........................................  $(10,209)    $(8,461)   $(16,928)
                                                              ========     =======    ========
Loss attributable to common stockholders....................  $ (9,964)    $(8,405)   $(22,725)
                                                              ========     =======    ========
Basic and diluted net loss per share:
  Loss before extraordinary item............................  $  (2.30)    $ (2.00)   $  (7.15)
  Extraordinary item........................................        --          --       (0.35)
                                                              --------     -------    --------
Basic and diluted net loss per share........................  $  (2.30)    $ (2.00)   $  (7.50)
                                                              ========     =======    ========
Basic and diluted weighted average shares outstanding.......     4,332       4,125       3,030
                                                              ========     =======    ========

          See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating activities
  Net loss..................................................  $(9,961)   $(8,268)   $(16,432)
  Reconciliation to net cash used in operating activities
    Depreciation and amortization...........................      894      1,866       3,124
    Subordinated convertible debt interest and debt
      extinquishment loss...................................    1,231         --       1,745
    Loss on disposition of property and equipment...........      199         70         722
    Gain on sale of assets..................................       --     (4,462)     (2,741)
    Stock compensation expense..............................       --         56           9
    Sales under capital leases..............................       --         --        (606)
    Collections under capital leases........................       --         --         620
    Changes in assets and liabilities
      Accounts receivable...................................      430      1,484       9,543
      Inventories...........................................      117        618         143
      Other assets..........................................      447        159          31
      Accounts payable and accrued expenses.................     (902)    (3,578)     (5,951)
      Deferred revenues.....................................   (1,210)     3,819      (1,549)
                                                              -------    -------    --------
        Net cash used in operating activities...............   (8,755)    (8,236)    (11,342)
                                                              -------    -------    --------
Investing activities:
  Property and equipment purchases..........................     (733)      (332)     (1,568)
  Proceeds from sale of assets..............................       --      5,400      12,750
  Proceeds from sale of short-term investments..............       --         98          --
                                                              -------    -------    --------
        Net cash provided by (used in) investing
          activities........................................     (733)     5,166      11,182
                                                              -------    -------    --------
Financing activities:
  Proceeds from issuance of convertible debt, net...........    8,000         --       2,650
  Proceeds from issuance of common stock....................    3,226      5,108         458
  Proceeds from issuance of redeemable preferred stock......       --      3,000       4,583
  Redemption of preferred stock.............................       --     (4,648)     (1,827)
  Proceeds from subscribed stock............................       --         --         761
  Proceeds from warrants....................................       --        161       1,589
  Bank financing, net.......................................       --         --      (3,203)
  Borrowings under debt obligations.........................       --         --         199
  Repayments of debt obligations............................     (400)      (676)     (2,161)
                                                              -------    -------    --------
        Net cash provided by financing activities...........   10,826      2,945       3,049
                                                              -------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      248       (232)       (403)
                                                              -------    -------    --------
Net change in cash and cash equivalents.....................    1,586       (357)      2,486
Cash and cash equivalents, beginning of year................    3,832      4,189       1,703
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $ 5,418    $ 3,832    $  4,189
                                                              =======    =======    ========
Supplemental disclosure of cash flow information
  Noncash activities
    Common stock issued for convertible debentures..........  $    --    $    --    $  5,998
    Preferred stock issued for convertible debentures.......  $    --    $    --    $  3,553
    Accretion of redeemable preferred stock (Note 9)........  $    --    $    --    $  5,866
    Accrued dividends on preferred stock....................  $     3    $   137    $    283
    Common stock issued for preferred stock.................  $    --    $    --    $  1,805
    Equipment acquired under capital leases.................  $    --    $   825    $     19
  Cash activities
    Cash paid during the year for interest..................  $   173    $   429    $    363

          See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                           COMMON STOCK
                                                 --------------------------------
                                                                       ADDITIONAL   ACCUMULATED
                                                                        PAID-IN        OTHER      ACCUMULATED
                                                  SHARES     AMOUNT     CAPITAL     COMP. LOSS      DEFICIT      TOTAL
                                                 --------   --------   ----------   -----------   -----------   --------
                                                                             (IN THOUSANDS)
Balances, January 1, 1997......................   2,322      $ 232      $59,300       $  (48)      $(55,490)    $  3,994
Exercise of common stock options...............      28          3          250           --             --          253
Compensation for accelerated vesting of stock
  options......................................      --         --           47           --             --           47
Sale of common stock to employees..............       9          1           78           --             --           79
Issuance of common stock to nonemployees for
  services.....................................       6          1           69           --             --           70
Issuance of common stock for debentures, net...     742         74        5,924           --             --        5,998
Discount on convertible debentures.............      --         --          875           --             --          875
Accrued dividends on preferred stock...........      --         --           63           --           (283)        (220)
Conversion of preferred stock to common
  stock........................................     455         45        1,760           --             --        1,805
Redemption of preferred stock..................      --         --                        --           (144)        (144)
Exercise of common stock warrants..............      10          1           55           --             --           56
Subscribed common stock........................      50          5          756           --             --          761
Accretion of preferred stock...................      --         --        5,866           --         (5,866)          --
Issuance of warrants...........................      --         --        1,589           --             --        1,589
Current translation adjustment.................      --         --           --         (496)            --         (496)
Net loss.......................................      --         --           --           --        (16,432)     (16,432)
                                                  -----      -----      -------       ------       --------     --------
Balances, December 31, 1997....................   3,622        362       76,632         (544)       (78,215)      (1,765)
Exercise of common stock options...............      74          7          381           --             --          388
Sale of common stock to employees..............      25          2          148           --             --          150
Issuance of common stock to nonemployees for
  services.....................................       1          1            5           --             --            6
Issuance of common stock.......................     459         46        4,536           --             --        4,582
Cash received for warrants.....................      --         --          161           --             --          161
Exercise of common stock warrants..............      12          1           37           --             --           38
Accretion of preferred stock...................      --         --           --           --           (137)        (137)
Current translation adjustment.................      --         --           --         (193)            --         (193)
Net loss.......................................      --         --           --                      (8,268)      (8,268)
                                                  -----      -----      -------       ------       --------     --------
                                                                                                   $(86,620)
Balances, December 31, 1998....................   4,193      $ 419      $81,900       $ (737)              $(5,038)
Exercise of common stock options...............      17          1           83           --             --           84
Sale of common stock to employees..............       8          1           58           --             --           59
Issuance of common stock.......................     470         47        3,014           --             --        3,061
Exercise of common stock warrants..............       5          1           22           --             --           23
Discount on conversion of promissory note......      --         --        1,230           --             --        1,230
Accretion of preferred stock...................      --         --           --           --             (3)          (3)
Current translation adjustment.................      --         --           --          248             --          248
Net loss.......................................      --         --           --           --         (9,961)      (9,961)
                                                  -----      -----      -------       ------       --------     --------
Balances, December 31, 1999....................   4,693      $ 469      $86,307       $ (489)      $(96,584)    $(10,297)
                                                  =====      =====      =======       ======       ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                             GATEFIELD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

    GateField Corporation, (the "Company"), based in Fremont, California, designs, develops, manufactures and markets high density, high performance programmable logic solutions and related development software. During 1998, the Company disposed of its system engineering services and custom solutions assets (see Note 3). During 1997, the Company disposed of its verification and simulation assets (see Note 3).

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

    The Company reviewed its strategies, organization and expenses in the fourth quarter of 1998 and as a result of management actions, reduced its monthly cash expenditures. Management's plan in 2000 is to maintain the level of operating expenses it established in the fourth quarter of 1999, begin volume shipment of its .25-micron standard ProASIC products manufactured by Infineon, and to obtain additional financing. Because the Company is essentially a restart, its historical financial performance cannot and should not be used to indicate future financial performance.

    In June 1999, the Company effected a ten-for-one reverse stock split. All shares and per share amounts in these financial statements have been adjusted to give effect to the stock split.

BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during 1999, 1998 and 1997, the Company incurred net losses of approximately $10.0 million, $8.3 million and $16.4 million, respectively. Additionally, the Company had stockholders' deficits of approximately
$10.3 million and $5.0 million at December 31, 1999 and 1998, respectively, and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the 1999 presentation. Such reclassification had no effect on previously reported results of operations or financial position.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiaries is the local currency.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company invests in high credit quality short-term money market instruments and certificates of deposit and limits the amount of credit exposure to any one entity. The majority of the Company's trade accounts receivables are derived from sales to manufacturers in the semiconductor, computer, military and aerospace industries. The Company

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company maintains reserves for estimated potential credit losses.

INVENTORIES

    Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Equipment acquired under capital lease obligations is stated at the lower of fair value or the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization is provided over the shorter of the estimated useful lives of the assets or the life of the lease, using the straight-line method. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

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

REVENUE RECOGNITION

    The Company recognizes product revenues at the time of shipment, but may delay revenue recognition until products are installed or accepted, depending on the particular product and contract terms. Design and verification service revenues are recognized as the services are performed. Revenues from the sale of maintenance contracts are recognized over the term of the respective contract. ProASIC products are shipped to Actel who in turn may ship them to distributors under agreements allowing certain rights of return and price protection on unsold merchandise. Because of this two-layer process of sales, the Company defers recognition of revenue and related cost of revenue on sales of products to Actel until such products are sold by Actel or Actel's distributors.

    In 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue for software licenses

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) included in product revenues is recognized when an agreement has been signed, the product has been shipped, the fee is fixed or determinable, and collection of resulting receivable is probable. Software support and maintenance revenue are deferred and amortized over the maintenance period on a straight-line basis. Adoption of this statement did not have a material impact on the Company's financial position, results of operations and cash flows.

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

                                                     1999       1998       1997
                                                   --------   --------   --------
Conversion of preferred stock....................  208,250    514,200    171,800
Warrants.........................................  379,159    398,100    135,600
Stock options....................................  376,099    268,500    268,600
Convertible Promissory Note......................  745,204         --         --

    In the computation of loss per share, loss attributable to common stockholders includes the accretion and dividends on Preferred Stock totaling $6,293,000 in 1997 and the accrual of dividends on Preferred Stock of $3,000 and $137,000 in 1999 and 1998, respectively.

COMPREHENSIVE LOSS

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive loss for 1999, 1998 and 1997 have been included with the statements of operations.

GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has two reportable segments under SFAS No. 131 (Note 8).

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that these statements will not have a significant impact on the Company's financial position, results of operations or cash flows.

NOTE 2: STRATEGIC ALLIANCES

PRODUCT MARKETING AGREEMENT

    In August 1998, the Company and Actel Corporation ("Actel") entered into a Product Marketing Agreement (the "Marketing Agreement"). Under the terms of the Marketing Agreement, Actel received exclusive, worldwide distribution rights to the Company's standard ProASIC FPGA products utilizing less than 0.35-micron geometries, including FPGA products that are integrated with SRAM or Flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, Actel agreed to pay the Company an initial fee of $1.0 million and a $1.0 million fee upon qualification of the initial .25-micron product. Revenue recognition of the $1.0 million initial fee received has been deferred until delivery of pre-production quality parts to Actel of products below 0.35-micron.

ACTEL LICENSE AGREEMENT

    In August 1998, the Company and Actel entered into a license agreement pursuant to which the Company granted to Actel a fully paid, non-exclusive, non-transferable license to sell and upon certain events, make, have made, import and use the Company's standard ProASIC FPGA products below 0.35-micron and all resulting next generation reduced process geometry ProASIC FPGA products (the "Actel License Agreement"). Actel agreed to pay the Company a $1.0 million fee for such license. Revenue recognition of the $1.0 million license fee received has been deferred until delivery of pre-production quality parts to Actel of products below 0.35-micron.

ROHM LICENSE AGREEMENT

    In July 1998, the Company and Rohm Co., Ltd. ("Rohm") entered into a license agreement (the "Rohm License Agreement"). Pursuant to the Rohm License Agreement, the Company granted to Rohm for a license fee of $2.5 million: (i) a worldwide, nonexclusive and royalty-free license of the Company's ProASIC Technology for Standard ProASIC and embedded products down to 0.35-micron with no limitation on density; and (ii) a license for 0.25-micron and below embedded products with a per unit royalty. Revenue recognition of the $2.5 million license fee was initially deferred but is currently being recognized as the underlying work is performed.

INFINEON LICENSE AGREEMENT

    In October 1997, the Company and Infineon Technologies, ("Infineon") formerly Siemens AG entered into a license agreement (the "Infineon License Agreement"). Pursuant to the Infineon License Agreement, the Company sold to Infineon for an unlimited, worldwide, non-exclusive right and license to use the technology, software, engineering services, and equipment related to ProASIC products; 50,000 shares of common stock and warrants to purchase 9.9% of the Company's outstanding common stock for a fee of $3,250,000. In 1997, the Company received $1,500,000, of which $761,000 was allocated to the shares

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 2: STRATEGIC ALLIANCES (CONTINUED)

    of Common Stock (see Note 9) and $739,000 was allocated to warrants net of a warrant receivable of $161,000 (see Note 9). In 1998, the Company received $1,750,000, of which $750,000 was recorded as Service Revenue for consulting services, and $839,000 was recorded as Product Revenue for license fees, and $161,000 was recorded as a receipt of cash for warrants issued in 1997.

NOTE 3: LOSS (GAIN) ON SALE OF ASSETS

DESIGN SERVICES

    In August 1998, the Company sold certain assets relating to its Design Services products, providing prototyping design services and verification services for electronic systems, integrated circuits and other electronic components, located in Mt. Arlington, New Jersey to Actel. The purchase price for such assets was (i) $5.4 million plus (ii) contingent payments to be paid over a three-year period on a quarterly basis based on Design Services achieving certain profitability levels which payments shall not exceed $1.0 million in the aggregate. The Design Services represented approximately 17% of 1998 revenues. See table below for details of the transaction.

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

    In October 1997, as a result of the Company selling its rights, title, and interest in the assets of the XP and PXP hardware fault simulation product, the Company transferred its related maintenance contracts to Zycad TSS Corporation ("Zycad TSS") in October 1997 for future royalties. Zycad TSS is a Company formed by former employees of the Company to perform maintenance services. The agreement with Zycad TSS entitles the Company to receive 30% of all domestic XP/PXP maintenance revenue in the first two years and 10% in the third year. In addition, the Company is generally entitled to receive 10% of Japanese revenues for the first five years up to a $1.8 million.

LIGHTSPEED PRODUCT

    In April 1997, the Company sold its software and hardware simulation technology relating to its LightSpeed product family for $5,000,000. Revenues in 1997 were nominal. See table below for details of the transaction.

QUALITY SYSTEMS SOFTWARE, INC.

    In May 1997, the Company sold its interest in QSS Inc. a distributor of the DOORS technology for $3,500,000. See table below for details of the transaction.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 3: LOSS (GAIN) ON SALE OF ASSETS (CONTINUED)
    Details of these transactions are as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------
                                         1999            1998                               1997
                                     ------------   ---------------   -------------------------------------------------
                                     OTHER ASSETS   DESIGN SERVICES   VERIFICATION   LIGHTSPEED     QSS      1997 TOTAL
                                     ------------   ---------------   ------------   ----------   --------   ----------
Sales Price........................      $ --           $(5,400)         $(4,450)      $(5,000)   $(3,500)    $(12,950)
Net Assets disposed................         0               687            5,130         3,201        179     $  8,510
Liabilities incurred...............         0               251              245         1,454         --     $  1,699
Loss on disposition of other
  assets...........................       199                70               --            --         --          722
                                         ----           -------          -------       -------    -------     --------
  Loss (Gain) on sale of assets....      $199           $(4,392)         $   925       $  (345)   $(3,321)    $ (2,019)
                                         ====           =======          =======       =======    =======     ========

NOTE 4: LONG-TERM DEBT

    Debt obligations consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Capital leases (see Note 5).................................   $  323     $ 723
Convertible Promissory Note.................................   $8,000     $  --
                                                               ------     -----
                                                               $8,323     $ 723
Current portion.............................................     (244)     (393)
                                                               ------     -----
Long term debt..............................................   $8,079     $ 330
                                                               ======     =====

TERM LOANS

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

    The Note is convertible at the option of the noteholder. On the date of issuance, the Note was convertible into common stock at a price equal to approximately a 13% discount (the Conversion Discount) to the closing market price as reported on the OTCBB. The Company recognized the Conversion Discount of $1.2 million during the second quarter of 1999 as a non-cash interest expense with a corresponding increase in the common stock additional paid in capital.

    In 1997, the Company obtained promissory notes from key vendors that bear interest rates from 12% to 18%. At December 31, 1997 all amounts were classified as current positions of long-term obligations.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 4: LONG-TERM DEBT (CONTINUED)
SUBORDINATED CONVERTIBLE DEBENTURE NOTES

    In May 1996, the Company sold a total of $10,000,000 of subordinated convertible debenture notes (the "Notes") to institutional investors as part of a private placement. The Notes accrue interest at an annual rate of 6%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously converted. The Notes were convertible at the option of the noteholders into Common Stock at a price equal to 80% to 85% of the average closing bid price for the Common Stock on the Nasdaq National Market for the five trading days prior to the date of conversion. During 1997, an aggregate of $5,998,000 ($5,700,000 of the original principal of the Notes and $298,000 of accrued interest) were converted into 741,800 shares of Common Stock.

    In February 1997, the Company completed a $3,500,000 private placement with investors whereby the Company issued 6% Subordinated Convertible Debentures (the Debentures) with warrants to purchase 50,000 shares of Common Stock at $22.50 per share. The warrants are valued at $850,000 and recorded as a discount to the debentures. The Debentures accrue interest at an annual rate of 6%, beginning on the date of issue, with principal due and payable three years from the date of issue, if and to the extent that the Debentures are not previously converted. The Debentures are convertible at the option of the holder into the Company's Common Stock at a discount up to 20% from market price (the Conversion Discount) resulting in debenture discount of $875,000. In May 1997, the Debentures were converted into 100,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") having an aggregate stated value of $3,500,000. In addition, Preferred Stock Purchase Warrants (the "Preferred Warrants") were issued to the holders of the Debentures to purchase a total of 42,858 shares of the Series A Stock. The conversion of the debentures to Series A Stock resulted in a debt extinguishment loss of $1,048,000. During the year ended December 31, 1997, a total of $456,000 was recorded as interest expense relating to the Debentures and $272,000 was recorded as accrued dividends on the Series A Stock. The interest expense and dividend principally include a charge for the Conversion Discount and default discounts. During 1997, 51,972 shares of the Series A Preferred Stock were converted to 454,693 shares of the Company's Common Stock. In August 1997, the Company redeemed all of the remaining outstanding shares of the Company's Series A Stock and the Preferred Warrants for $1,827,000 and all of the outstanding common stock warrants were exchanged for 35,000 warrants for the Company's Common Stock at an exercise price of $5.30 per share. A preferred dividend of $144,000 was recognized for the excess of the redemption price over the carrying amount of the preferred stock. During 1997, 10,500 of the warrants were exercised for $56,000.

NOTE 5: LEASES AND COMMITMENTS

    The Company leases its facilities and other equipment under operating lease agreements, which expire at various dates through 2004. The Company also leases certain manufacturing equipment under

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 5: LEASES AND COMMITMENTS (CONTINUED) capital leases that expire in 2001. Approximate future minimum lease payments under these leases are as follows (in thousands):

                                                             CAPITAL    OPERATING
YEAR                                                          LEASES     LEASES
----                                                         --------   ---------
2000                                                           $269         298
2001                                                             81         275
2002                                                             --         290
2003                                                             --         299
2004                                                             --         178
                                                               ----      ------
                                                                350      $1,340
                                                                         ======
Less amount representing imputed interest..................      27
                                                               ----
                                                                323
Less current portion.......................................     244
                                                               ----
                                                               $ 79
                                                               ====

    Accumulated depreciation of equipment under capital leases totaled $517,915 and $747,000 at December 31, 1999 and 1998, respectively. Depreciation expense on equipment under capital leases was $257,867 in 1999 and $127,000 in 1998 and $203,000 in 1997.

    The Company leases office facilities under an operating lease, which expires in July 2004. Rent expense of $538,000, $948,000 and $1,582,000 was incurred in 1999, 1998, and 1997, respectively. A portion of the Company's facilities had been sublet and sublease income received was $291,583, $491,000, and $76,000 during 1999, 1998, and 1997, respectively.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 6: SELECTED BALANCE SHEET INFORMATION

    Selected Balance Sheet information is summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accounts receivable
  Accounts receivable.......................................   $  569     $  707
  Less allowance for doubtful accounts......................     (536)      (244)
                                                               ------     ------
                                                               $   33     $  463
                                                               ======     ======
Inventories
  Finished goods............................................       --        117
                                                               ------     ------
                                                               $   --     $  117
                                                               ======     ======
Property and equipment
  Engineering, manufacturing, and general office
    equipment...............................................   $2,562     $3,761
  Leasehold improvements....................................      205      1,064
  Equipment under capital lease.............................      865      1,752
                                                               ------     ------
                                                                3,632      6,577
Accumulated depreciation and amortization...................   (2,209)    (4,794)
                                                               ------     ------
                                                               $1,423     $1,783
                                                               ======     ======
Accrued expenses
  Salaries and commissions..................................   $  348     $  521
  Other accrued expenses....................................      477      1,420
                                                               ------     ------
                                                               $  825     $1,941
                                                               ======     ======

NOTE 7: INCOME TAXES

    The Company was not required to pay income taxes in 1999, 1998 or 1997 due to its net operating loss carryforwards.

    The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of
Operations:

                                                                1999       1998       1997
                                                              --------   --------   --------
Computed "expected" tax benefit.............................  $(3,486)   $(2,811)    (5,587)
State tax...................................................     (665)      (504)    (1,514)
Other.......................................................      553       (162)       544
Valuation Allowance.........................................    3,598      3,477      6,557
                                                              -------    -------    -------
Income tax benefit..........................................  $    --    $    --    $    --
                                                              =======    =======    =======

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 7: INCOME TAXES (CONTINUED)

    Significant components of the Company's deferred tax asset are as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Deferred Tax Assets:
Net operating loss carryforwards..........................  $30,809    $24,457
Tax credit carryforwards..................................    2,659      3,529
Capitalized research and development costs................      638        433
Depreciation..............................................      253        853
Accruals and reserves not currently deductible............      338      3,318
                                                            -------    -------
  Total gross deferred tax assets.........................   34,697     32,590
Valuation allowance.......................................  (34,697)   (32,590)
                                                            -------    -------
  Total deferred tax assets...............................  $    --    $    --
                                                            =======    =======

    The net change in the total valuation allowance for the year ended
December 31, 1999 was a net increase of $2,107,000. The increase in the valuation allowance was primarily a result of increased net operating loss and tax credit carryforwards and capitalized research and development costs generated in 1999 which the Company provided a full valuation allowance against based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

    Net pretax foreign income (losses) were $65,000, ($405,000) and ($93,000) in 1999, 1998 and 1997, respectively. The Company has net operating loss carryforwards of approximately $80,700,000 for federal tax purposes and $18,162,000 for state tax purposes that will begin to expire in 2005 and 2000, respectively. Of the $18,162,000 net operating loss carryforwards for state tax purposes, $94,000 will expire in 2000, $3,056,000 in 2001 and $8,042,000 in
2002. The Company's tax credit carryforwards of $1,922,000 and $1,133,000 are available to reduce future federal and California income taxes, respectively. Of the $1,922,000 tax credit carryforwards for federal income tax purposes, $636,000 will expire in 2000, $962,000 in 2001 and $39,000 in 2002. The Company
also has foreign net operating loss carryforwards of approximately $3,057,000 that may be used to offset future foreign taxable income.

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

NOTE 8: GEOGRAPHIC SEGMENT AND OPERATING INFORMATION

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker. Using this definition the Company operates in two reportable segments: product and services and follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In 1997 through 1999 these segments reflect the Company's transition from the design, development and marketing of special purpose systems for the EDA market to the design, development, and marketing of high density, high performance programmable logic solutions and related development software. Included in the product segment are all hardware, software and license revenue and costs related to the Company's

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 8: GEOGRAPHIC SEGMENT AND OPERATING INFORMATION (CONTINUED) proprietary technology. Included in the service segment are fees and costs associated with the maintenance of hardware systems related software and consulting services related to the design of programmable logic solutions. The Company evaluated performance and allocates resources based on the gross margin of the reportable segments and does not identify assets to any segment.

NET REVENUES BY REPORTABLE SEGMENT (IN THOUSANDS):

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Product
  Revenues........................................   $1,348    $ 2,624    $ 5,385
  Cost of Revenues................................    1,135      4,648      6,421
                                                     ------    -------    -------
    Gross Margin..................................   $  213    $(2,024)   $(1,036)
                                                     ======    =======    =======
Services
  Revenues........................................   $  639    $ 5,076    $10,118
  Cost of Revenues................................      162      2,659      4,482
                                                     ------    -------    -------
    Gross Margin..................................   $  477    $ 2,417    $ 5,636
                                                     ======    =======    =======

NET REVENUES TO UNAFFILIATED CUSTOMERS BY GEOGRAPHIC REGION (IN THOUSANDS):

                                                       1999       1998       1997
                                                     --------   --------   --------
United States......................................   $1,696     $5,613    $ 9,565
Japan..............................................      291      1,947      4,382
Other..............................................        0        140      1,556
                                                      ------     ------    -------
                                                      $1,987     $7,700    $15,503
                                                      ======     ======    =======

    The amounts reported for Japan and other reflect amounts sold by foreign subsidiaries. Included in the United States revenue amounts are sales directly to Japan and other Asian countries amounting to $291,000 in 1999, $217,000 in 1998 and $1,648,000 in 1997. Outside the United States, the Company operated three subsidiaries in Europe, one subsidiary in Japan and also supported a branch office in Taiwan. All these subsidiaries have been or are in the process of being shut down and dissolved. For the years ended December 31, 1999, 1998 and 1997, export sales (including sales by foreign subsidiaries), principally to Europe and Japan, comprised approximately 15%, 38% and 38% of consolidated revenues, respectively. During 1999, Rohm accounted for 47% and Zycad TSS accounted for 18% of consolidated revenues. During 1998 and 1997, Infineon accounted for 22% and Intel Corporation accounted for 16% of consolidated revenues, respectively.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 8: GEOGRAPHIC SEGMENT AND OPERATING INFORMATION (CONTINUED)
    LONG-LIVED ASSETS BEFORE DEPRECIATION BY GEOGRAPHIC LOCATION ARE AS FOLLOWS (IN THOUSANDS):

                                                                1999       1998
                                                              --------   --------
Long-lived assets
United States...............................................   $3,631     $5,949
Japan.......................................................       --         94
Other.......................................................       --        635
                                                               ------     ------
                                                               $3,631     $6,678
                                                               ======     ======

NOTE 9: STOCKHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

    On November 10, 1997, the Board of Directors authorized the designation of 1,000,000 shares of preferred stock, par value $0.10 per share, as Series B Preferred Stock ("Series B Preferred Stock"). In November 1997, the Company issued 1,000,000 shares of Series B Preferred Stock for $4.6 million. Each share is convertible into .45825 shares of Common Stock at the discretion of the holder and accrues a dividend of $0.137475 per share per annum. The holders of outstanding shares of Series B Preferred Stock are entitled to vote as a separate class with respect to certain actions (as defined by the preferred stock agreement) by the Company. The Company has granted demand registration rights for the common stock to be issued pursuant to the conversion.

    In addition, the Certificate of Designation of the Series B Convertible Preferred Stock requires the Company to maintain a listing on a public market (as defined in the agreement). In the event of default, the holders of the Series B Preferred Stock can redeem the preferred stock at a redemption price of $4.5825 in cash per share plus accrued and unpaid dividends thereon or be convertible, at the option of the holder, into .611 shares of Common Stock. Effective September 17, 1998 the Company's stock was delisted from The Nasdaq SmallCap Market. In October 1998 certain holders of its Series B Preferred Stock requested redemption and on December 16, 1998 the Company redeemed an aggregate of 981,997 shares of its Series B Preferred Stock at a price equal to $4.5825 per share plus accrued and unpaid dividends for an aggregate cash redemption price of approximately $4.6 million. A total of 18,003 shares of the Series B Preferred Stock remain outstanding as of December 31, 1999.

    On August 14, 1998, the Company issued 300,000 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock"), par value $0.10, for an aggregate purchase price of $3,000,000 to Actel Corporation ("Actel"). The Series C Preferred Stock are initially convertible into 200,000 shares of the Company's common stock, are entitled to certain liquidation rights and are redeemable in the event that all of the Company's remaining outstanding shares of Series B Preferred Stock are redeemed.

COMMON STOCK

    The Company's Certificate of Incorporation was duly amended by a proposal by the Board of Directors on November 10, 1997 and by vote of the stockholders at the Annual Meeting of Stockholders on December 15, 1997, to increase the Company's Common Stock from 40,000,000 shares to 65,000,000

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED) shares of Common Stock authorized at $0.10 par value. At December 31, 1999 there were 4,693,038 shares of the Company's Common Stock outstanding including 50,000 unissued shares of subscribed stock.

    In October 1997, the Company entered into a $3,250,000 Strategic Partnership Agreement with Infineon, which principal terms included the delivery of technology, software, equipment, engineering services, a warrant to purchase Common Stock, and 50,000 shares of Common Stock. The Company has valued the Common Stock at $761,000 and the warrant to purchase common stock at $900,000 (see Warrants). At December 31, 1997, $739,000 cash related to the warrants had been received and the remaining $161,000 was received during 1998. At
December 31, 1999, subscribed stock represents cash received for this Common Stock, which has not been issued as of that date.

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

STOCK COMPENSATION PLANS

    EMPLOYEE PLANS.

    The 1993 Stock Option Plan (the "1993 Plan"), as amended, provides for 300,000 shares of Common Stock to be issued under the 1993 Plan.

    The 1996 Stock Option Plan (the "1996 Plan"), as amended, provides for 200,000 shares of Common Stock to be issued under the 1996 Plan.

    The 1999 Stock Option Plan (the "1999 Plan"), as amended, provides for 300,000 shares of Common Stock to be issued under the 1999 Plan.

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

    In July 1997, the Board of Directors authorized the exchange of outstanding stock options held by all employees for new options with an exercise price of $4.70 per share, the fair market value of the Common Stock on such date. In return, participating employees who chose to exchange their options agreed to accept stock options which will vest on a quarterly basis upon achievement of certain management goals to be established quarterly for each such employee, or in any event, in July 1999, should the employee still be employed by the Company. Options covering a total of 174,410 shares were exchanged under this program. The effect of such exchange reduced the weighted average exercise price of the outstanding options from $17.90 to $8.00 per share.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)

    Activity under the employee stock option plans is as follows:

                                                             OPTIONS OUTSTANDING
                                                             --------------------
                                                                        WEIGHTED-
                                                  SHARES                 AVERAGE
                                                 AVAILABLE              EXERCISE
                                                 FOR GRANT    SHARES      PRICE
                                                 ---------   --------   ---------
Balance, January 1, 1997.......................   105,592     329,812    $18.80
Granted........................................  (374,319)    374,319      4.20
Exercised......................................        --     (27,800)    13.70
Cancelled......................................   336,034    (336,034)    16.60
                                                 --------    --------    ------
Balance, December 31, 1997.....................    67,307     340,297      6.80
Additional shares authorized...................   125,000          --        --
Retire 1984 Plan...............................   (58,631)         --        --
Granted........................................  (172,283)    172,283      6.30
Exercised......................................        --     (74,254)     5.30
Cancelled......................................   101,580    (101,531)    11.70
                                                 --------    --------    ------
Balance, December 31, 1998.....................    62,973     336,795      5.40
Additional shares authorized...................   300,000
Granted........................................  (175,700)    175,700      6.49
Exercised......................................        --     (16,310)     4.70
Cancelled......................................    26,760     (26,760)     6.70
                                                 --------    --------    ------
Balance, December 31, 1999.....................   214,033     469,425    $ 5.73
                                                 ========    ========    ======

    The weighted average per share fair value of the stock options granted in 1999, 1998 and 1997 was $6.49, $6.30 and $4.20, respectively. At December 31,
1999, 1998 and 1997, outstanding options under the employee stock option plans were exercisable for 184,009, 141,533 and 142,321 shares, respectively and exercisable at weighted-average exercise prices of $5.25, $4.90 and $6.80, respectively. All outstanding options are nonqualified options and / or incentive stock options.

    The following tables summarize information about stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -----------------------------------------   --------------------------
                                                 WEIGHTED-AVG
         EXERCISE PRICE              NUMBER       REMAINING     WEIGHTED-AVG     NUMBER      WEIGHTED-AVG
--------------------------------   OUTSTANDING   CONTRACTUAL      EXERCISE     EXERCISABLE     EXERCISE
        FROM               TO      AT 12/31/99       LIFE          PRICE       AT 12/31/99      PRICE
---------------------   --------   -----------   ------------   ------------   -----------   ------------
        $4.70            $ 4.70      139,353         6.18          $ 4.70        139,353        $ 4.70
        $5.30            $ 5.30      147,297         8.96          $ 5.30         36,831        $ 5.30
        $6.44            $ 6.44      169,200         9.67          $ 6.44              0        $   --
        $7.63            $17.50       13,575         6.99          $11.96          7,825        $14.92
        -----            ------      -------         ----          ------        -------        ------
        $4.70            $17.50      469,425         8.33          $ 5.73        184,009        $ 5.25
        =====            ======      =======         ====          ======        =======        ======

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
NON-EMPLOYEE PLANS.

    During 1995, stockholders approved a Non-Employee Directors' stock option plan (the "Director Option Plan") whereby 20,000 shares of common stock have been reserved for issuance. Under the Company's Director Option Plan, each non-employee director initially elected to the Board of Directors in the future will be granted an option, upon his or her initial election as a director, to purchase 1,500 shares of common stock. Each non-employee director is also entitled to receive an option for 750 shares on the date of each Annual Meeting of Stockholders. All options granted under the Director Option Plan have or will have an exercise price equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant (subject to earlier termination in the event the optionee ceases to serve as a director of the Company). Under the Director Option Plan, options from an Initial Grant vest in full two years after the date of grant. Options from an Annual Grant vest one year after the date of grant and the right to exercise vested options terminate one year after a Director ceases to be a director. The Company granted 1,500, 3,750 and 3,750 options to purchase Common Stock at $8.10 to $15.00 per share to non-employee directors in 1999, 1998 and 1997, respectively, of which 3,750 and 1,500 option grants were canceled in 1999 and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Through the Company's 1999 Employee Stock Purchase Plan (the "1999 Plan"), eligible employees of the Company may purchase common stock at 85% of the fair market value of the stock at the beginning or end of each offering period
(12 months except for the initial period which is 18 months), whichever is lower. Each participant may contribute up to 15% of total compensation, to a maximum of $25,000 annually. Additionally, each participant is prohibited from participation if he owns more than 5% of the Company's common stock. The maximum number of shares available for purchase under the plan during any six-month purchase period is 20,000 shares, thus, the plan is designed to last a minimum of five purchase periods. The 1999 Plan was approved by the stockholders in June 1999 with an initial 100,000 shares of which 19,362 shares were issued at the end of the first purchase period in February 2000, at a purchase price of $3.35 per share. Simultaneous with the creation of the 1999 Plan the Company terminated its 1987 ESPP (the "Old Plan") which was created in May 1987 with an initial 10,000 shares of Common Stock and added to over the ensuing years in blocks of 20,000 until a total of 70,000 shares had been authorized by May of 1998, of which a total of 60,500 shares had been issued at December 31, 1999. During 1999, 8,083 shares were purchased under the Old Plan for prices ranging from $6.20 to $7.60 with an average price of $6.89 per share. The fair value of the 1999 awards under both plans was not considered significant.

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

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED) determined consistent with SFAS No. 123, the Company's net loss and diluted net loss attributable to common stockholders per share would have been changed to the pro forma amounts indicated below (in thousands, except net loss attributable to common stockholders per share amounts):

                                                           DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Net loss attributable to common
  stockholders.....................  As reported  $ (9,964)  $(8,405)   $(22,725)
                                     Pro forma     (10,593)   (9,116)    (23,562)
Diluted net loss per share.........  As reported     (2.30)    (2.00)      (7.50)
                                     Pro forma       (2.45)    (2.20)      (7.80)

    The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997 respectively; expected volatility of 137% for 1999, 157% for 1998 and 145% for 1997, dividend yield of 0%, risk-free interest rates of 4.78%, 4.60%, and 5.91% for 1999, 1998, and 1997 respectively, and expected lives from the grant date of 7.5 years for 1999,
6.5 years for 1998, and 3.5 years for 1997.

WARRANTS

    At December 31, 1999, total warrants outstanding were 377,625. Purchase price of the securities subject to these warrants range from $5.30 to $14.40 and they expire at various dates through November 2005.

    In April 1999, James R. Fiebiger exercised 5,000 warrants granted in July 1997 at an option price of $4.70 per share.

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

    In October 1997, the Company entered into a licensing agreement under which the Company granted a stock warrant to purchase 9.9% of its outstanding shares of Common Stock to a strategic partner at an exercise price equal to 80% of the Market Price of the Company's Common Stock on the trading day immediately prior to the date of exercise, subject to a minimum exercise price of $10.00 per share. Market Price is defined as the last trade price for common stock as reported on the Nasdaq. In the event that the strategic partners' interest is decreased to less than 9.9% by future equity offerings, they will have the right to increase the stock warrant under the same conditions as the equity offering to maintain its 9.9% interest in the Company. The term of this warrant is for five years and is exercisable as follows: the first 1/3 shares after 6 months, an additional 1/3 shares after 12 months, and the final 1/3 after 18 months. The fair value of the warrants was $900,000 at grant, which has been included in additional paid-in capital.

                             GATEFIELD CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
    In July 1997, the Board of Directors approved the exchange of Common Stock warrants and nonqualifying stock options held by certain directors for new Common Stock warrants to purchase 20,256 shares of Common Stock at an exercise price of $4.70 per shares, the fair market value of the common stock on that date of exchange. The effect of such exchange reduced the weighted average exercise price of the warrants and nonqualifying options from $19.70 to $4.70 per share. In November 1997, a director was issued warrants to purchase 750 shares of Common Stock at an exercise price of $14.40 per share. In
February 1998, certain directors exercised their warrants for 13,756 shares of Common Stock.

    In February 1997, the Company issued 50,000 warrants at $22.50 per share in conjunction with the $3,500,000 convertible debentures. The value of the warrants was $850,000 and was recorded as a discount to the debentures. In August 1997, the 50,000 warrants were exchanged for 35,000 warrants at $5.30 per share. During 1997, 10,500 warrants were exercised for $56,000.

NOTE 10

EMPLOYEE BENEFIT PLANS

    Through the Company's elective 401(k) savings plan, eligible U.S. employees of the Company may contribute up to 17.6% of their pre-tax earnings, subject to current IRS restrictions. Under the plan, the Company may make discretionary matching contributions up to $1,500 or 25% of an employee's contributions. The participants vest in the Company's contribution over five years. Company contributions to this plan were $38,000 in 1999, $73,000 in 1998 and $161,000 in 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GateField Corporation:

    We have audited the accompanying consolidated balance sheets of GateField Corporation and its subsidiaries at December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the GateField Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE, LLP

San Jose, California

February 19, 2000

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of GateField Corporation:

    We have audited the consolidated financial statements of GateField Corporation and its subsidiaries as of December 31, 1999, and for the year then ended, and have issued our report thereon dated February 19, 2000 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning certain factors which raise substantial doubt about the Company's ability to continue as a going concern). Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------------
Deloitte & Touche LLP

San Jose, California

February 19, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (AMOUNTS IN THOUSANDS)

                     GATEFIELD CORPORATION AND SUBSIDIARIES

                                                BALANCE AT      ADDITIONS                       BALANCE AT
                                                BEGINNING    CHARGED TO COST                      END OF
DESCRIPTIONS                                    OF PERIOD      AND EXPENSE     DEDUCTIONS         PERIOD
------------                                    ----------   ---------------   ----------       ----------
Deducted from assets:
Allowance for doubtful accounts (accounts
  receivable):
Years ended December 31,
1999..........................................    $  244          $  292          $   0            $536
                                                  ======          ======          =====            ====
1998..........................................    $  528          $  225          $(509)(1)        $244
                                                  ======          ======          =====            ====
1997..........................................    $1,337          $  169          $(978)(1)        $528
                                                  ======          ======          =====            ====

------------------------

(1) Write-off of accounts and notes determined to be uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 concerning directors of the Company is incorporated herein by reference from the information entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (the "1999 Proxy Statement"). The information required by this Item 10 concerning executive officers of the Company is included in
Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled
"Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference from the information under the caption "Election of Directors" "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Employment and Severance Agreements" included in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" included in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference from the information under the caption "Certain Relationships and Related Transactions", "Compensation Committee Interlocks and Insider Participation", "Employment and Severance Agreements" included in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following financial information is incorporated by reference into
Part II hereof from the Annual Report

       1.  Financial Statements:

           Report of Independent Auditors

           Consolidated Balance Sheets at December 31, 1999 and 1998

           Consolidated Statements of Operations and Comprehensive Loss for the three years ended December 31, 1999

           Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 1999

           Consolidated Statements of Cash Flows for the three years ended December 31, 1999

           Notes to Consolidated Financial Statements

           Report of Independent Auditors on Financial Statement Schedule

       2.  Schedule II: Valuation and Qualifying Accounts

           All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

       3.  Exhibits: See Item 14(c) below

    (b) Reports on Form 8-K

    The requestor filed a current report on Form 8-K on January 4, 2000 to announce the resignation of Michael J. Kucha, a director of the Company, effective December 31, 1999.

    (c) Exhibits

    The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-K.

    (d) Financial Statement Schedules

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2000                                  GATEFIELD CORPORATION

                                                                     /s/ JAMES B. BOYD
                                                      ------------------------------------------------
                                                                       James B. Boyd
                                                         PRINCIPAL ACCOUNTING OFFICER AND PRINCIPAL
                                                                     FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 16, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ TIMOTHY SAXE                                       President, Chief Executive Officer, Chief
-------------------------------------------              Operating Officer and Director (Principal
Timothy Saxe                                             Executive Officer)

/s/ JAMES B. BOYD
-------------------------------------------            Principal Accounting Financial Officer
James B. Boyd                                            (Principal Accounting Financial Officer)

/s/ JONATHAN S. HUBERMAN
-------------------------------------------            Chairman of the Board of Directors
Jonathan S. Huberman

/s/ HORST G. SANDFORT
-------------------------------------------            Director
Horst G. Sandfort

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

        3.2             Certificate of Amendment of Restated Certificate of
                        Incorporation of GateField Corporation dated June 7, 1999
                        (incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1999).

        3.3             Certificate of Correction of Restated Certificate of
                        Incorporation of GateField Corporation dated October 20,
                        1998 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        3.4             Certificate of Designations of Preferred Stock of GateField
                        Corporation to be Designated Series B Convertible Preferred
                        Stock of the Company (incorporated by reference to
                        Exhibit 3.3 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1997).

        3.5             Certificate of Designations of Preferred Stock of GateField
                        Corporation to be Designated Series C Convertible Preferred
                        Stock of the Company (incorporated by reference to
                        Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 30, 1998).

        3.6             Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1998).

        4.1             See Exhibit 3.1 referenced above.

        4.2             See Exhibit 3.2 referenced above.

        4.3             See Exhibit 3.3 referenced above.

        4.4             See Exhibit 3.4 referenced above.

        4.5             See Exhibit 10.26 referenced below.

        4.6             See Exhibit 10.27 referenced below.

        4.7             Convertible Promissory Note dated May 25, 1999, in the
                        aggregate principle amount of $8.0 million issued to Actel
                        Corporation (incorporated by reference to Exhibit 4.1 to the
                        Company's Current Report on Form 8-K filed on May 28, 1999).

        4.8             Certificate of Designations of the Preferred Stock of
                        GateField Corporation to be designated Series C-1
                        Convertible Preferred Stock (incorporated by reference to
                        Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 28, 1999).

        4.9 Common Stock Purchase Agreement, dated September 30, 1999, between the Company and Mitsui Create USA, Inc.
                        (incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999).

        4.10 Common Stock Purchase Agreement, dated September 30, 1999, between the Company and MHT American Holding, Inc.
                        (incorporated by reference to Exhibit 4.2 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999).

        4.11 Common Stock Purchase Agreement, dated September 30, 1999, between the Company and Actel Corporation (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        4.12            Common Stock Purchase Agreement, dated September 30, 1999, between the Company and Idanta Partners Limited
                        (incorporated by reference to Exhibit 4.4 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999).

        4.13            Common Stock Purchase Agreement, dated September 30, 1999, between the Company and the Dunn Family Trust (incorporated by reference to Exhibit 4.5 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999).

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

       10.3**           1995 Stock Option Directors Plan for Non-Employee Directors
                        (incorporated by reference to Exhibit 4.3 to the Company's
                        Registration Statement on Form S-8 (File No. 333-42363)
                        filed on December 16, 1997).

       10.4**           Employee Stock Purchase Plan (incorporated by reference to
                        Exhibit 4.4 to the Company's Registration Statement on
                        Form S-8 (File No. 333-42363) filed on July 31, 1998).

       10.5**           1999 Stock Option Plan (incorporated by reference to the
                        Company's 1998 Proxy Statement).

       10.6**           Form of Stock Option Agreement (incorporated by reference to
                        Exhibit 99.2 to the Company's Registration Statement on
                        Form S-8 (File No. 333-84015) filed on July 29, 1999).

       10.7**           1999 Employee Stock Purchase Plan (incorporated by reference to the Company's 1998 Proxy Statement).

       10.8**           Form of Employee Stock Purchase Plan Offering (incorporated by reference to Exhibit 99.4 to the Company's Registration
                        Statement on Form S-8 (File No. 333-84015) filed on
                        July 29, 1999).

       10.9**           Employment, Confidential Information and Invention and
                        Assignment Agreement, between the Company and Douglas E.
                        Klint, as amended on June 5, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1997).

       10.10**          Employment, Confidential Information and Invention and
                        Assignment Agreement, between the Company Stephen A. Flory, as amended on June 5, 1997 (incorporated by reference to
                        Exhibit 10.7 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1997).

       10.11 Warrant Certificate for the purchase of 5,000 shares of Common Stock, dated July 28, 1997, issued to James R.
                        Fiebiger (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997).

       10.12            Warrant Certificate for the purchase of 750 shares of Common
                        Stock, dated November 25, 1997, issued to Benjamin Huberman
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).

       10.13            Common Stock Purchase Warrant, dated August 21, 1997 issued to Halifax Fund L.P. (incorporated by reference to
                        Exhibit 10.10 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1997).

       10.14            Common Stock Purchase Warrant, dated August 21, 1997, issued to Capital Ventures International (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1997).

       10.15            Form of Registration Rights Agreement, dated February 13,
                        1997 between the Company and each of Halifax Fund L.P. and
                        Capital Ventures International (incorporated by reference to
                        Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 31, 1997).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
       10.16            Stock Purchase Agreement, dated November 10, 1997, between the Company, Idanta Partners Ltd., Dunn Family Trust and
                        Perscilla Faily Trust (incorporated by reference to
                        Exhibit 10.13 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1997).

       10.17            Registration Rights Agreement, dated November 10, 1997,
                        between the Company, Idanta Partners Ltd., Dunn Family Trust and Perscilla Faily Trust (incorporated by reference to
                        Exhibit 10.14 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1997).

       10.18            Credit Loan and Security Agreement, entered into at
                        January 6, 1997, between the Company and Coast Business
                        Credit, a division of Southern Pacific Thrift and Loan
                        Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996).

       10.19            Lease, dated March 6, 1992, between the Company and Renco
                        Equities IV, relating to the premises at 47100 Bayside
                        Parkway, Fremont, California (incorporated by reference to
                        Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

       10.20            Sub-Lease Agreement, dated October 27, 1997, between the
                        Company and Mattson Technology, relating to the premises at
                        47100 Bayside Parkway, Fremont, California (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1997).

       10.21            Lease Agreement, dated July 1999, between the Company and
                        ProLogis Limited Partnerships-I, a Delaware Limited
                        Partnership, relating to the premises at 47436 Fremont
                        Blvd., Fremont, California.

       10.22            SICAN/GateField Technology Agreement, dated September 23,
                        1993, between SICAN G.m.b.H. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

       10.23            License Agreement, dated October 22, 1997, between the
                        Company and Siemens Aktiengesellschaft (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated November 14, 1997).

       10.24            Asset Purchase Agreement, dated April 14, 1997, between the
                        Company and IKOS Systems, Inc., regarding the purchase of
                        the Company's LightSpeed product family by IKOS Systems,
                        Inc. (incorporated by reference to Exhibit 10.26 to the
                        Company's Current Report on Form 8-K dated April 15, 1997).

       10.25            Asset Purchase Agreement, dated August 18, 1997, between the
                        Company and IKOS Systems, Inc., regarding the purchase of
                        the Company's XP and PXP hardware fault simulation product business by IKOS Systems, Inc. (incorporated by reference to
                        Exhibit 10.27 to the Company's Current Report on 8-K, dated
                        September 5, 1997).

       10.26            Asset Purchase Agreement, dated August 20, 1997, between the
                        Company and Test Systems Strategies, Inc., regarding the
                        purchase of the Company's TDX software fault simulation and test business (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated September 5,
                        1997).

       10.27            Purchase Agreement, dated October 31, 1997, between the
                        Company, Zycad Japan (GateField) KK and Zycad TSS Inc.,
                        regarding the purchase of the maintenance business
                        (incorporated by reference to Exhibit 10.24 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).

       10.28            Series C Preferred Stock Purchase Agreement dated
                        August 14, 1998 between GateField Corporation and Actel
                        Corporation (incorporated by reference to Exhibit 4.1 to the
                        Company's Current Report on Form 8-K A dated August 31,
                        1998).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
       10.29            Registration Rights Agreement dated August 14, 1998 between
                        GateField Corporation and Actel Corporation (incorporated by reference to Exhibit 4.2 to the Company's Current Report on
                        Form 8-K A dated August 31, 1998).

       10.30**          Severance Agreement and General Release of All Claims, dated
                        September 30, 1997, between the Company and Phillips W.
                        Smith (incorporated by reference to Exhibit 10.25 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997).

       10.31            Product Marketing Agreement, dated August 14, 1998, between the Company and Actel Corporation (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1998).

       10.32            License Agreement, dated August 14, 1998, between the
                        Company and Actel Corporation (incorporated by reference to
                        Exhibit 10.25 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1998).

       10.33            License Agreement dated July 31, 1998 between GateField
                        Corporation and Rohm Co., Ltd. (incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        filed on August 14, 1998).

       10.34            Agreement for Wafer Production and Testing between GateField
                        Corporation and Siemens Aktiengesellschaft (incorporated by reference to Exhibit 99.3 to the Company's Current Report on
                        Form 8-KA dated August 31, 1998).

       10.35            Security Agreement dated May 25, 1999 between GateField
                        Corporation and Actel Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K
                        filed on May 28, 1999).

       10.36            Amendment No. 1 to the Series C Preferred Stock Purchase
                        Agreement dated May 25, 1999 between GateField Corporation and Actel Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 28, 1999).

       10.37            Amendment No. 1 to the Registration Rights Agreement dated
                        May 25, 1999 between GateField Corporation and Actel
                        Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 28,
                        1999).

       10.38            Amendment No. 1 to the Product Marketing Agreement dated
                        May 25, 1999 between GateField Corporation and Actel
                        Corporation (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 28,
                        1999).

       10.39**          Severance Agreement and General Release of All Claims, dated
                        August 18, 1998, between the Company and Stephen A. Flory
                        (incorporated by reference to Exhibit 10.32 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998).

       21.1             Subsidiaries of the Registrant.

       23.1             Consent of Independent Auditors, Deloitte & Touche LLP.

       27.1             Financial Data Schedule.

------------------------

** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.