Form 10-Q
period 2000-03-31
GATEFIELD CORP
filed 2000-05-15
CIK 727621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-13244

                            ------------------------

                             GATEFIELD CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     41-1404495
       (State of incorporation)                (I.R.S. Employer Identification No.)

47436 FREMONT BLVD. FREMONT, CALIFORNIA                       94538
    (Address of principal executive                         (Zip Code)
               offices)

                                 (510) 623-4400
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS                  OUTSTANDING AT APRIL 28, 2000
---------------------------------------        -----------------------------
Common stock, par value $0.10 per share                  4,662,400

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GATEFIELD CORPORATION

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999.....................................      3

         Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Three Months Ended March 31,
           2000 and March 31, 1999...................................      4

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and March 31, 1999......      5

         Notes to Condensed Consolidated Financial Statements, March
           31, 2000..................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................      7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...     17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................     18

Item 2. Changes in Securities and Use of Proceeds....................     18

Item 3. Defaults upon Senior Securities..............................     18

Item 4. Submission of Matters to a Vote of Security Holders..........     18

Item 5. Other Information............................................     18

Item 6. Exhibits and Reports on Form 8-K.............................     18

SIGNATURES...........................................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GATEFIELD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)      (AUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                        AMOUNTS)
ASSETS
Current assets
  Cash and cash equivalents.................................     $  3,954      $  5,418
  Accounts receivable, less allowance for doubtful accounts
    of $12 in 2000 and $536 in 1999.........................          462            33
  Other current assets......................................           62           205
                                                                 --------      --------
    Total current assets....................................        4,478         5,656

Property and equipment, net.................................        1,287         1,423
Other assets................................................           54             6
                                                                 --------      --------
    Total assets............................................     $  5,819      $  7,085
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term obligations..................     $    244      $    244
  Accounts payable..........................................        1,957         1,586
  Accrued expenses..........................................          796           825
  Deferred revenues.........................................        3,265         3,562
                                                                 --------      --------
    Total current liabilities...............................        6,262         6,217

Long-term obligations.......................................        8,019         8,079
                                                                 --------      --------
    Total liabilities.......................................       14,281        14,296
Redeemable Preferred Stock
  $0.10 par value; 2,000,000 shares authorized; shares
    issued and outstanding: 318,000 in 2000 and 318,000 in
    1999....................................................        3,086         3,086
Stockholders' deficit
  Common stock
    $0.10 par value; 65,000,000 shares authorized; shares
      issued and outstanding: 4,713,000 in 2000 and
      4,693,000 in 1999.....................................          471           469
    Additional paid-in capital..............................       86,370        86,307
  Accumulated other comprehensive loss......................         (466)         (489)
  Accumulated deficit.......................................      (97,923)      (96,584)
                                                                 --------      --------
    Total stockholders' deficit.............................      (11,548)      (10,297)
                                                                 --------      --------
    Total liabilities and stockholders' deficit.............     $  5,819      $  7,085
                                                                 ========      ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                             GATEFIELD CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                   AMOUNTS)
Revenues
  Product...................................................  $   312    $   142
  Service...................................................       --        311
                                                              -------    -------
    Total revenues..........................................      312        453
                                                              -------    -------

Cost of revenues
  Product...................................................       78        237
  Service...................................................       --        138
                                                              -------    -------
    Total cost of revenues..................................       78        375
                                                              -------    -------

    Gross profit............................................      234         78
                                                              -------    -------

Operating expenses
  Sales and marketing.......................................      152        188
  Research and development..................................    1,604      1,347
  General and administrative................................     (237)       740
                                                              -------    -------
    Total operating expenses................................    1,519      2,275
                                                              -------    -------

Operating loss..............................................   (1,285)    (2,197)
                                                              -------    -------

Other Expense
  Interest expense, net.....................................      (47)       (12)
  Other expense, net........................................       (7)       (32)
                                                              -------    -------
    Total other expense.....................................      (54)       (44)

Net loss....................................................  $(1,339)   $(2,241)

Other comprehensive loss
  Currency translation adjustments..........................  $   (23)   $   (16)
                                                              =======    =======
Comprehensive loss..........................................  $(1,362)   $(2,257)

Loss attributable to common stockholders....................  $(1,340)   $(2,241)
                                                              =======    =======

Basic and diluted net loss per share........................  $ (0.28)   $ (0.53)
                                                              =======    =======

Basic and diluted weighted average shares outstanding.......    4,713      4,195
                                                              =======    =======

     See Accompanying Notes To Condensed Consolidated Financial Statements.

                             GATEFIELD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Operating activities:
  Net loss..................................................  $(1,339)   $(2,241)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization...........................      146        247
    Noncash subordinated convertible debt interest..........    1,231         --
    Changes in assets and liabilities:
      Accounts receivable...................................     (429)       425
      Inventories...........................................       --         19
      Other assets..........................................       95        193
      Accounts payable and accrued expenses.................      342     (1,174)
      Deferred revenues.....................................     (297)      (147)
                                                              -------    -------
        Net cash used in operating activities...............     (251)    (2,678)
                                                              -------    -------
Investing activities:
  Property and equipment purchases..........................      (10)        --
                                                              -------    -------
        Net cash used in investing activities...............      (10)        --
                                                              -------    -------
Financing activities:
  Proceeds from issuance of common stock....................   (1,166)        66
  Principal payments on long term debt and capital lease
    obligations.............................................      (60)        --
                                                              -------    -------
        Net cash provided by financing activities...........   (1,226)        66

Effect of exchange rate changes on cash and cash
  equivalents...............................................       23        (16)
                                                              -------    -------

Net change in cash and cash equivalents.....................   (1,464)    (2,628)

Cash and cash equivalents, beginning of period..............    5,418      3,832
                                                              -------    -------

Cash and cash equivalents, end of period....................  $ 3,954    $ 1,204
                                                              =======    =======

Supplemental disclosure of cash flow information:
  Cash activities:
    Cash paid during the year for interest..................  $   113    $    38

     See Accompanying Notes To Condensed Consolidated Financial Statements.

                             GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended March 31, 2000 and 1999, GateField Corporation, (the "Company" or "GateField") incurred net losses of approximately $1,339,000 and $2,241,000, respectively. Additionally, the Company had stockholders' deficits of approximately $11,548,000 at March 31, 2000 and $10,297,000 at December 31, 1999, and is highly dependent on obtaining additional financing in order to fund current and planned operating levels. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to complete its new product development and begin commercial sales, and ultimately obtain sufficient customer demand to attain profitable operations. Management intends to maintain operating expenses at current or slightly higher levels, begin sales of new products currently in development and obtain additional financing to cover its additional cash flow requirements until it reaches a break-even level of operations. No assurance can be given that the Company will be successful in these efforts.

    Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on March 31, 2000 and 1999, respectively. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented, have been made. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2. LETTER OF INTENT TO MERGE

    On May 11, 2000, GateField Corporation and Actel Corporation announced the signing of a letter of intent. In the merger, Actel would pay cash consideration of $5.25 per share of GateField Common Stock not already owned by Actel (approximately 4.5 million shares). Actel would also assume all outstanding GateField stock options. The merger is subject to several conditions, including execution by the parties of a definitive agreement and approval by GateField's stockholders at a special meeting. In the definitive agreement, Actel will agree to convert its $8.0 million Convertible Promissory Note into GateField Preferred Stock and Actel and Idanta Partners, Ltd. will agree to convert their GateField Preferred Stock into GateField Common Stock before the record date for the special meeting and to vote their shares of GateField Common Stock for approval of the merger.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

    Total revenues for the quarters ended March 31, 2000 and 1999 were $312,000 and $453,000, respectively, a decrease of 31%. Total ProASIC product revenues for the first quarter of 2000 increased to $312,000 from $142,000 in the first quarter of 1999. ProASIC product revenues in 2000 consisted entirely of deferred revenue from license fees from Rohm Co. Ltd that were collected in fiscal 1998. ProASIC revenue in the first quarter of 1999 consisted entirely of hardware sales of its 0.72-micron product that was terminated in 1999. Revenues in the year 2000, if any, will come from the Company's anticipated introduction of its 0.25-micron products. At this time, the company believes 0.25-micron product sales will begin in the third quarter of 2000. The Company began sampling its 0.25-micron product to initial customers in the first quarter of 1999 and began shipping engineering samples in limited volumes in the fourth quarter of 1999. The Company does not expect to begin shipment of pre-production quality parts for this family until the third quarter of 2000 and does not expect sales to reach a volume that could generate break-even operating cash flow in fiscal year 2000. While the Company expects to have the capacity to produce pre-production parts in volume in the third quarter of 2000 there can be no assurance that sales will indeed begin at that time, if at all. Nor can there be any assurance how many products will be introduced in 2000 or in what packages or volumes those products will ship. In addition, it is impossible to anticipate the degree of market acceptance of this new technology, or whether it will be accepted at all. Therefore the revenues associated with the new 0.25-micron product cannot be predicted with any degree of accuracy. The Company's failure to introduce its 0.25-micron products on a timely basis and to achieve market acceptance of such products would have a material adverse effect on the Company's business, financial condition and result of operations.

    Service revenues for the quarters ended March 31, 2000 and 1999 were $nil and $311,000, respectively. Service revenues in 1999 represent the Company's portion of a profit sharing agreement with the purchaser of certain assets that were sold in 1997. The Company does not expect revenues from services in fiscal 2000.

GROSS PROFIT

    Gross profit for the quarters ended March 31, 2000 and 1999 was $234,000, and $78,000, respectively. Gross profit as a percentage of total revenues was 75% in the first quarter of 2000 and 17% in the first quarter of 1999.

    Gross profit from ProASIC product revenues for the quarter ended March 31, 2000 was $234,000, which reflects overhead costs required to maintain the Company's manufacturing capabilities until product sales begin. Gross profit deficit from ProASIC product revenues for the quarter ended March 31, 1999 was

($95,000) and relates to poor manufacturing yields on the 0.72-micron product wafers. As the design and manufacturing processes are very different for the 0.72-micron and the 0.25-micron products, the yields, and hence, the gross profits, on the two products are unrelated. Furthermore, the 0.25-micron product has not yet been manufactured in commercial quantities. Therefore, the Company cannot predict its margins for the year 2000 with any degree of certainty.

    Gross profit from service revenues was $173,000 in the quarter ended
March 31, 1999 and relates to maintenance contracts on the verification systems. The verification maintenance revenues, and hence, the related gross profits ceased in 1999 and therefore the Company does not expect any gross margin contribution from this source in fiscal 2000.

SALES AND MARKETING

    Sales and marketing expenses were $152,000 for the quarter ended March 31, 2000 and $188,000 for the quarter ended March 31, 1999. Expenses incurred in the first quarter of 2000 and 1999 related to the Company's efforts to support strategic initiatives and product designs. The Company expects quarterly sales and marketing expenses to remain relatively flat for the remainder of the year.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the quarter ended March 31, 2000 were $1,604,000 as compared to $1,347,000 for the quarter ended March 31, 1999. The increase in quarterly expenses is due to mask costs for the 0.25-micron product development, consulting expenses related to new designs and the cost of manufacturing engineering lots necessary to develop the 0.25-micron product. The Company expects quarterly research and development expenses to increase slightly over the remaining three quarters of the year due to the development of new products and the migration to smaller geometries.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the three months ended March 31, 2000 and 1999 were a negative ($237,000) and $740,000, respectively. The reduction in the first quarter of 2000 is mainly due to the collection of a $720,000 debt that was previously written off. The Company also experienced lower legal and accounting expense as well as reduced labor and overhead expenses associated with non-engineering activities. The Company expects G&A expenses to be approximately $650,000 per quarter for the remainder of the year. However, G&A could experience significant increases in future quarters due to legal and accounting expenses incurred in connection with future financings.

OTHER INCOME AND EXPENSES

    Other expenses for the quarter ended March 31, 1999 were $54,000 as compared to other expenses of $44,000 for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company had cash and cash equivalents of approximately $4.0 million and a working capital deficit of $1.8 million. During the first quarter ended March 31, 2000, and the year ended December 31, 1999, GateField incurred net losses of approximately $1.3 million and $10.0 million, respectively. The Company expects to continue to generate such losses for at least the remainder of 2000. As a result, the Company estimates it will have utilized all of its currently available capital resources on or about June 30, 2000. Thus, the Company will be unable to continue as a going concern if sufficient funding is not immediately available. Accordingly, the Board of Directors has authorized management to identify all options to strengthen its operating capabilities and provide greater financial resources including, but not limited to, the sale of debt, sell common stock or preferred stock. The Board has authorized management to pursue its options in raising from $10 million to $15 million in additional capital to fund operations.

    In the past the Company has contacted a number of potential providers of additional capital, including investment banking firms, financial investors, customers, potential customers, strategic partners and potential strategic partners. The price per share of common stock to be issued in any new financing would be determined at about the time the offering is made. It is anticipated that should the Company be able to sell equity or debt to independent investors or to existing stockholders the common stock would be issued at a substantial discount to the prevailing market price to reflect the illiquidity of such debt or equity. The Company is seeking one or more investors to participate in a proposed financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of current stockholders. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to GateField and its stockholders. If adequate funds were not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations.

    Under a Security Agreement dated May 25, 1999 between Actel Corporation ("Actel") and the Company, the Company may elect to borrow an additional
$4.0 million under the same terms and conditions as its existing $8.0 million convertible promissory note. Actel in its sole and absolute discretion may make such loan and has indicated to the Company its interest in doing so. Actel is under no obligation to fund the Company in any manner and there can be no assurance that Actel funding, or any other source of funding will be available when needed or that, if available, it can be obtained on terms favorable to GateField and its stockholders. If adequate funds were not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations.

    The Company currently anticipates that capital in the aggregate principal amount of $6 million to $10 million would meet its capital requirements through 2000. However, the Company's capital requirements may be greater than anticipated. Therefore, there can be no assurance that such amounts will be sufficient to meet the Company's capital requirements through 2000. The Company has historically used private offerings of convertible debt and convertible preferred stock, public and private offerings of common stock, sale and leaseback arrangements and bank financing and credit lines to finance its business.

    Cash used in operations was $251,000 in the first quarter of 2000 compared to $2.7 million for the first quarter of 1999. Net cash used by investing activities during the three-month period ended March 31, 2000 was $10,000 for equipment acquisitions. GateField expects to invest a minimum of $700,000 and possibly as much as $1.5 million in mask sets for its new 0.25-micron and smaller geometries product in 2000 but does not anticipate any other significant capital asset acquisitions during the upcoming year.

    Net cash used by financing activities was $1.2 million in the first three months of 2000. Net cash provided by financing activities was $66,000 in the first three months of 1999 and represents employee purchases of stock under certain option plans.

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

    At March 31, 2000, the Company had cash and cash equivalents of approximately $4.0 million and a working capital deficit of $1.8 million. During the first quarter ended March 31, 2000, and the year ended December 31, 1999, the Company incurred net losses of approximately $1.3 million and $10.0 million, respectively. Also, the Company has not reported an operating profit since fiscal 1995. In addition, a substantial number of parts will have to be sold on a quarterly basis before the Company can achieve quarterly profitability and several factors including gross margins, market acceptance and competitive factors make it impossible to predict with any degree of assurance when or whether the Company will attain profitability. Accordingly, GateField cannot predict how long it will continue to experience significant or increasing operating and net loss, or whether or if it will become profitable. The Company expects to continue to generate such losses for at least the remainder of 2000. As a result, the Company expects that it will have utilized all of its currently available assets on or about June 30, 2000. If sufficient funding is not immediately available, the Company will be unable to continue as a going concern.

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

    The Company anticipates that capital in the aggregate principal amount of $6 million to $10 million would meet its capital requirements through 2000. However, the Company's capital requirements may be greater than anticipated. Therefore, there can be no assurance that such amounts would be sufficient to meet the Company's capital requirements through 2000.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

    GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its 0.25-micron generation products. The Company is currently completing testing of its 0.25-micron products and related software. A joint Actel/GateField marketing team began sampling initial customers in the first quarter of 1999 and began limited shipments of engineering samples to select customers in the fourth quarter of 1999. The Company currently believes it has a design capable of yielding pre-production parts however it has experienced significant lot-to-lot variation and has to date been unable to qualify its parts for production status and begin volume shipments to customers. No assurance can be given that the Company's design and manufacturing process issues can be resolved nor can the Company ensure introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the Company's development and commercialization efforts with respect to the 0.25-micron products are unsuccessful or if these products do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

    GateField does not manufacture any of the wafers used in the production of its products, including its 0.25-micron ProASIC products. This dependence on independent wafer manufacturers puts the Company at risk should its suppliers be unable or unwilling to produce its products.

    Currently, Infineon Corp., Inc. ("Infineon") manufactures GateField's 0.25-micron ProASIC products at their wafer fabrication facility located in Dresden, Germany. This dependence on a single foundry subjects the Company to risks associated with an interruption of supply from a single source.

    GateField plans to initially produce its 0.25-micron products in relatively low volumes. Still, it will be competing with Infineon's internal requirements for production capacity and the attention of Infineon's process engineers. The Company's reliance on Infineon to fabricate its 0.25-micron products involves significant risks, such as technical difficulties or damage to production facilities that could limit production and reduce yields, lack of control over capacity allocation and lack of control over delivery schedules. Also, these risks are increased by the fact that the Company does not have second source suppliers for any of its wafer products.

    GateField has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the Company will not experience similar or more severe delays in the future. Although the Company has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to customers other than the Company or internal uses could delay manufacture of the Company products and interrupt the Company's capability to meet its product delivery obligations. Any inability or unwillingness of the Company's independent wafer manufacturers to provide adequate quantities of finished wafers to satisfy the Company's needs in a timely manner would delay production and product shipments and could have a material adverse effect on the Company's business, financial condition and results of operations. These risks are particularly pronounced with respect to the Company's reliance on Infineon as the only manufacturer of the Company's 0.25-micron products.

    If GateField's independent wafer manufacturers were unable or unwilling to manufacture the Company's products as required, the Company would have to identify and qualify additional foundries. The development and qualification process typically takes one year or longer. No assurance can be given that any additional qualified wafer foundries would become available or be able to satisfy the Company's requirements on a timely basis. In particular, the Company has invested significant amounts of time and resources in working with Infineon to develop and improve the manufacturing processes relating to the Company's 0.25-micron product family. Although Infineon has also invested significant resources into its relationship with the Company, if Infineon were unable or unwilling to manufacture such products as anticipated, the Company would be unable to introduce such products to market on a timely basis, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON ACTEL RELATIONSHIP

    In August 1998, GateField entered into a strategic relationship with Actel Corporation. In a product marketing agreement, Actel acquired the exclusive right to distribute the Company's standard ProASIC products based on 0.25-micron and smaller geometries. In connection with the formation of the alliance, the Company terminated its entire sales force and does not anticipate creating a new sales force in the foreseeable future. Consequently, the Company is highly dependent on Actel's sales efforts and the success of its sales force in marketing the Company's 0.25-micron products.

    Actel will continue to market its own products, including products that are competitive with GateField's products. Accordingly, there is a risk that Actel may give higher priority to the Actel products, thus reducing its efforts to sell the Company's products. In addition, the Company's agreement with Actel is terminable by Actel under a variety of circumstances, including the Company's material breach of the product marketing agreement. As the Company would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with the Company would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if Actel's sales and marketing efforts do not achieve anticipated growth rates, the Company would be forced to reduce the amount of product that is manufactured. As a result, the Company's profit margins on future sales of higher cost products would be reduced because the Company would be unable to take full advantage of Infineon's manufacturing cost reductions.

    The product marketing agreement with Actel contains certain GateField milestones relating to the development schedule and manufacturing costs of the 0.25-micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the 0.25-micron products (including certain revenue targets). If the Company fails to achieve such cost milestones, it must notify Actel and seek their consent to its corrective action. The Company has so notified Actel and the two companies are jointly working on corrective measures. Should Actel decide it is not in their best interest to support these corrective actions it may take longer to resolve the delays. Loss of cooperation and support from Actel could divert resources from other GateField development efforts and disrupt the Company's development efforts with respect to the 0.25-micron product family. The delays in meeting the Company's milestones relieve Actel from its milestones as set forth in the product marketing agreement. Such consequences of the Company's failure to achieve its milestones could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence and price erosion. GateField's existing competitors include suppliers of conventional gate arrays, complex programmable logic devices ("CPLDs") and field programmable gate arrays ("FPGAs"). The Company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. The Company also faces competition in the future from major domestic and international semiconductor suppliers and suppliers of logic products based on new or emerging technologies. Given the intensity of the competition and the research and development being done, no assurance can be given that the Company's technology--or patents--will remain competitive.

    Important competitive factors in the Company's market are: price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws and technical service and support. Failure of the Company to compete successfully in any of these or other areas could have a material adverse effect on its business, financial condition and results of operations.

    Furthermore, if there was a downturn in the market for CPLDs and FPGAs, the Company believes companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than the Company. Many of the Company's current and potential competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company has.

DEPENDENCE ON KEY PERSONNEL

    GateField's success is dependent in large part on the continued service of its key management, engineering, marketing and support employees. Competition for qualified personnel, particularly skilled IC engineers, is intense in the semiconductor industry. The loss of the Company's current key employees, or the inability of the Company to attract other qualified personnel, could have a material adverse effect on the Company. The Company does not have employment agreements with any of its key employees, but it does have standard non-disclosure agreements with all technical and management employees and it does have indemnity agreements with Dr. Timothy Saxe, its chief executive officer, president and chief operating officer, and James B. Boyd, its chief financial officer.

PRICE EROSION

    The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry in general, and for the Company's products in particular, have declined significantly over the life of each product. Moreover, the Company is highly dependent on Actel for the marketing of the Company's next generation of ProASIC products. While the Company expects that the average selling prices of its products will be reduced over time as the Company achieves manufacturing cost reductions, the Company may from time to time be required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, the Company occasionally approves price reductions on specific sales to meet competition. If these reductions are not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices of the Company's products will reduce gross margins and could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING YIELDS

    GateField depends upon its independent wafer manufacturers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Currently, substantially all of the Company's revenues are derived from products based on the Company's proprietary ProASIC technology. Successful implementation of ProASIC technology requires a high degree of coordination between the Company and its independent wafer manufacturers. In particular, with respect to the manufacture of the Company's 0.25-micron products, Infineon will require significant lead-time to reach volume production on new processes. Accordingly, no assurance can be given that volume production or acceptable yields with respect to the Company's new 0.25-micron product family will be achieved on a timely basis or at all.

    The manufacture of high-performance ProASIC products is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries of the 0.25-micron products would adversely affect the Company's business, financial condition and results of operations.

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

    GateField has experienced in the past, and may experience again in the future, substantial period-to-period fluctuations in business and results of operations. This can adversely affect the market price of the Company's common stock. The main factors affecting these fluctuations are the performance of the semiconductor industry, overall economic conditions, or other factors, including legislation and regulations governing the import or export of semiconductor products.

DEPENDENCE ON DESIGN WINS

    For GateField to sell its ProASIC products to a customer, the customer must incorporate the Company's ProASIC technology into the customer's product in the design phase. The Company is highly dependent on Actel's sales marketing and Field Application Engineer ("FAE") team, in conjunction with the support of the Company's resources, to persuade potential customers to incorporate the Company's standard ProASIC product into new or updated products. These efforts may precede by many months, (and sometimes a year or more) the generation of volume sales, if any, by the customer. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that the Company will win sufficient designs or that any design win will result in significant revenues.

    In addition, there are some costs associated with marketing the Company's licensing of its ProASIC technology for embedded applications. Such costs would not be recovered if the Company were unable to win additional licenses.

DEPENDENCE ON INDEPENDENT ASSEMBLY SUBCONTRACTORS

    GateField relies primarily on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. The Company generally relies on a few key subcontractors to provide particular services and has from time to time experienced difficulties with the timeliness and quality of product deliveries. The Company has no long-term contracts with its subcontractors, and certain of those subcontractors are currently operating at or near full capacity. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

    It is common in the semiconductor industry for independent wafer suppliers to experience lower than anticipated yields of usable die. For example, GateField experienced a yield problem at one of its independent wafer manufacturers in fiscal years 1997 and 1998 that was severe enough to have a material adverse effect on the Company's operating results. To the extent yields of usable die decrease, the average cost to the Company of each usable die increases, which reduces gross margin.

    Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a Company such as GateField that does not operate its own manufacturing facility, but instead relies upon a single independent wafer manufacturer. Yield problems may also increase the time-to-market for the Company's products and create inventory shortages and dissatisfied customers. In 1999 the Company experienced process problems at Infineon that caused the introduction of its 0.25-micron product family to be significantly delayed. Once production of commercially acceptable product begins, the Company anticipates that yields for such products will initially be low. If such yields do not improve over time, the Company's business, financial condition and results of operations would be adversely affected.

    Although GateField has overcome such difficulties in the past, no assurance can be given that it will be able to do so with respect to its 0.25-micron product family. Nor can any assurance be given that the Company will not experience wafer supply problems in the future, or that any such problem would not have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Independent Wafer Manufacturer."

PATENT INFRINGEMENT

    Although GateField has obtained patents covering aspects of its ProASIC and related technologies, no assurance can be given that the Company's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. As is typical in the semiconductor industry, the Company from time to time receives communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim against the Company, the Company could be required to discontinue the use of certain processes or cease the use, import and sale of infringing products, to pay substantial damages and to develop non-infringing technologies or to acquire licenses to the alleged infringed technology. The Company's business, financial condition and results of operations could be materially and adversely affected by such developments. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

PROTECTION OF INTELLECTUAL PROPERTY

    GateField has historically devoted significant resources to research and development. It believes that the intellectual property derived from research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. The Company relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Failure of the Company to enforce its patents or copyrights or to protect its trade secrets could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON INTERNATIONAL SALES

    GateField expects that revenues indirectly derived from international sales will represent a significant portion of the Company's total revenues received through its marketing relationship with Actel. Further, such foreign sales are denominated in U.S. dollars. Therefore, the Company's products become less price competitive in countries with currencies that are declining in value against the dollar. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements and the impact of recessionary environments in economies outside the United States.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

    The market for GateField's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. All of these factors make the timely introduction of new products a critical objective of the Company. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, including the timely introduction of its 0.25-micron ProASIC products.

    In evaluating new product decisions, GateField must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances and failure to coordinate the design and development of silicon and associated software products each could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, there are greater technological and operational risks associated with new products. Several factors could have a material adverse effect on GateField's business, financial condition and results of operations: the inability of Infineon to produce the Company's 0.25-micron products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software or programming failures; and any related product returns. No assurance can be given that any other new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of the Company or its strategic partners to successfully define, develop, market, manufacture, assemble or test competitive new products could have a material adverse effect on its business, financial condition and results of operations.

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

"BLANK CHECK" PREFERRED STOCK

    GateField's Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of "blank check" preferred stock (of which (1,261,997) shares remain available for issuance), with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. Accordingly, the Board is empowered, without approval by holders of the Company's common stock, to issue preferred stock with dividend, liquidation, redemption, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. Issuance of the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. In addition, such issuance could adversely affect the market price of the Company's common stock. In order to raise capital, the Company may issue additional shares of its preferred stock in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GateField is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchanged.

    INTEREST RATE RISK. GateField maintains its funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than eighteen months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

    FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its United Kingdom, German and Japanese subsidiaries. The Company closed these subsidiaries in 1999 and only has some insignificant cash balances remaining in these countries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, mark, yen or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, mark or yen against the U.S. dollar. Consequently, GateField does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

    Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of GateField's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        2.1 Letter of Intent, dated May 11, 2000, between the Company and Actel Corporation.

       27.1  Financial Data Schedule.

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

Date: May 15, 2000                             GATEFIELD CORPORATION

                                               /s/ TIMOTHY SAXE
                                               --------------------------------------------
                                               Timothy Saxe
                                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ JAMES B. BOYD
                                               --------------------------------------------
                                               James B. Boyd
                                               CHIEF FINANCIAL OFFICER