Form 10-Q
period 2000-06-30
GATEFIELD CORP
filed 2000-08-21
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________.


                         Commission file number 0-13244



                              GATEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              41-1404495
(State of incorporation)                    (I.R.S. Employer Identification No.)


47436 FREMONT BLVD. FREMONT, CALIFORNIA                                  94538
(Address of principal executive offices)                              (Zip Code)


  Registrant's telephone number, including area code: (510) 623-4400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF EACH CLASS                      OUTSTANDING AT AUGUST 7, 2000
         -------------------                      -----------------------------
Common stock, par value $0.10 per share                   6,177,163

                              GATEFIELD CORPORATION

                                      INDEX


                                                                                    Page
                                                                                    Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                                   3


            Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the Three Months Ended June 30, 2000 and June 30, 1999         4


            Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended June 30, 2000 and June 30, 1999                            5


            Notes to Condensed Consolidated Financial Statements, June 30, 2000       6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  7


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           17

Item 2.  Changes in Securities and Use of Proceeds                                   17

Item 3.  Defaults upon Senior Securities                                             17

Item 4.  Submission of Matters to a Vote of Security Holders                         17

Item 5.  Other Information                                                           17

Item 6.  Exhibits and Reports on Form 8-K                                            17

SIGNATURES

                                       2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               GATEFIELD CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)




                                                                       June 30,          December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                     2000                1999
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $     879         $     5,418
  Accounts receivable, less allowance for doubtful
      accounts of $6 in 2000 and $359 in 1999                                 27                  33
  Inventories                                                                  -                   -
  Other current assets                                                       143                 205
                                                                       -----------       ------------
      Total current assets                                                 1,049               5,656

  Property and equipment, net                                              1,285               1,423
  Other assets                                                                71                   6
                                                                       -----------       ------------
        Total assets                                                   $   2,405         $     7,085
                                                                       ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                             $     202         $       244
  Accounts payable                                                           595               1,586
  Accrued expenses                                                           647                 825
  Deferred revenues                                                        2,959               3,562
                                                                       -----------       ------------
      Total current liabilities                                            4,403               6,217

Long-term obligations                                                      1,000               8,079
                                                                       -----------       ------------
      Total liabilities                                                    5,403              14,296
Redeemable Preferred Stock:
  $0.10 par value; 2,000,000 shares authorized; shares issued
  and outstanding: 0 in 2000 and 318,000 in 1999                               -               3,086
Stockholders' deficit:
    Common Stock:
     $0.10 par value; 65,000,000 shares authorized; shares issued
     and outstanding; 6,157,173 in 2000 and 4,693,000 in 1999                616                 469
  Additional paid-in capital                                              97,339              86,307
  Accumulated other comprehensive loss                                      (469)               (489)
  Accumulated deficit                                                   (100,484)            (96,584)
                                                                       -----------       ------------
      Total stockholders' deficit                                         (2,998)            (10,297)
                                                                       -----------       ------------
      Total liabilities and stockholders' deficit                      $   2,405         $     7,085
                                                                       ===========       ============


See Accompanying Notes To Condensed Consolidated Financial Statements.

                            GATEFIELD CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2000       1999       2000       1999
-------------------------------------------------------------------------------------------------------
Revenues:
  Product                                                     $   312    $   482    $   625    $   624
  Service                                                                    180                   490
                                                              -------    -------    -------    -------
    Total revenues                                                312        662        625      1,114
                                                              -------    -------    -------    -------
Cost of revenues:
  Product                                                          75        332        153        569
  Service                                                          --         --         --        138
                                                              -------    -------    -------    -------
    Total cost of revenues                                         75        332        153        707
                                                              -------    -------    -------    -------
    Gross profit                                                  237        330        472        407
                                                              -------    -------    -------    -------
Operating expenses:
  Sales and marketing                                              67        197        219        385
  Research and development                                      1,812      1,079      3,417      2,426
  General and administrative                                      904        693        667      1,433
                                                              -------    -------    -------    -------
    Total operating expenses                                    2,783      1,969      4,303      4,244
                                                              -------    -------    -------    -------
Operating loss                                                 (2,546)    (1,639)    (3,831)    (3,837)
                                                              -------    -------    -------    -------
Other income (expense):
  Interest expense, net                                           (34)    (1,209)       (81)    (1,221)
  Other income (expense), net                                      19          1         12        (31)
                                                              -------    -------    -------    -------
    Total other income (expense)                                  (15)    (1,208)       (69)    (1,252)

Net loss                                                      $(2,561)   $(2,847)   $(3,900)   $(5,089)

Other comprehensive loss:
  Currency translation adjustments                            $     3    $    18    $   (20)   $    36
                                                              =======    =======    =======    =======
Comprehensive loss                                            $(2,558)   $(2,829)   $(3,920)   $(5,053)
                                                              =======    =======    =======    =======
Loss attributable to common stockholders                      $(2,561)   $(2,848)   $(3,901)   $(5,090)
                                                              =======    =======    =======    =======
Basic and diluted net loss per share                          $ (0.48)   $ (0.68)   $ (0.78)   $ (1.21)
                                                              =======    =======    =======    =======
Basic and diluted weighted average shares outstanding           5,298      4,207      5,001      4,215
                                                              =======    =======    =======    =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                             GATEFIELD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended June 30,
(IN THOUSANDS)                                                  2000       1999
---------------------------------------------------------------------------------
Operating activities:
  Net loss                                                    $(3,900)   $(5,089)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization                                 288        480
    Noncash subordinated convertible debt interest                 --      1,231
    Changes in assets and liabilities:
      Accounts receivable                                           6        213
      Inventories                                                  --        108
      Other assets                                                 (3)      (544)
      Accounts payable and accrued expenses                    (1,128)    (1,185)
      Deferred revenues                                          (603)      (478)
                                                              -------    -------
        Net cash used in operating activities                  (5,340)    (5,264)
                                                              -------    -------
Investing activities:
  Property and equipment purchases, net                          (139)        --
                                                              -------    -------
        Net cash used in investing activities                    (139)        --
                                                              -------    -------
Financing activities:
  Proceeds from issuance of convertible note                       --      8,000
  Principal payments on long term debt & capital lease
    obligations                                                   (80)      (228)
  Proceeds from issuance of common stock                        1,000        161
                                                              -------    -------
        Net cash provided by financing activities                 920      7,933
Effect of exchange rate changes on cash and cash equivalents       20        (78)
                                                              -------    -------
Net change in cash and cash equivalents                        (4,539)     2,591
Cash and cash equivalents, beginning of period                  5,418      3,832
                                                              -------    -------
Cash and cash equivalents, end of period                      $   879    $ 6,423
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Noncash activities:
  Accrued dividends on preferred stock                        $     1    $     1
  Cash activities:
    Cash paid during the year for interest                    $    18    $    25

See Accompanying Notes to Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended June 30, 2000 and 1999, GateField Corporation, ("GateField" or the "Company") incurred net losses of approximately $2,561,000 and $2,847,000, respectively. Additionally, the Company had stockholders' deficits of approximately $2,998,000 at June 30, 2000 and $10,297,000 at December 31, 1999, and is highly dependent on obtaining additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarter ended on June 30, 2000 and 1999, respectively. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented, have been made. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2. MERGER AGREEMENT

         On May 24, 2000 GateField and Actel Corporation ("Actel") signed an Agreement and Plan of Merger, which was amended and restated on May 31, 2000 (the "Merger Agreement"). In the proposed merger, GateField will merge into a wholly-owned subsidiary of Actel and each GateField stockholder will receive cash consideration of $5.25 per share of outstanding common stock held by such stockholder (the "Merger"). The Merger is subject to approval by GateField stockholders at a special meeting that the Company anticipates will be held in September 2000. Under the Merger Agreement Actel converted its $8.0 million Convertible Promissory Note and Actel and Idanta Partners, Inc. converted their GateField preferred stock into GateField common stock. Both parties agreed to vote their shares of common stock for approval of the Merger and the Merger Agreement. In the event of a termination of the Merger Agreement by either GateField or Actel, the terminating party must either loan or sell the non-terminating party a $3.0 million convertible promissory note at an effective conversion rate of $5.25 per share of common stock, at an interest rate equal to 100% of the applicable federal rate. A preliminary proxy statement describing the Merger and setting forth the date of the special meeting is under review by the Securities and Exchange Commission (the "Commission") and will be mailed to stockholders as soon as the Commission has completed its review.

3.   CONVERTIBLE PROMISSORY NOTES

         In May 2000, the Company issued a convertible promissory note in the aggregate principal amount of $1.0 million (the May 2000 Note). The May 2000 Note accrues interest at 6.25% per annum, has a five-year term and is secured by a lien against all the assets of the Company. The May 2000 Note is convertible into 35,000 shares of the Company's Series C-2 convertible preferred stock. The Series C-2 convertible preferred stock is in turn convertible into 190,476 shares of the Company's common stock, at the equivalent price of $5.25 per share of common stock. The May 2000 Note is convertible at the option of the noteholder.

         In August 2000, the Company issued a convertible promissory note in the aggregate principal amount of $2.75 million (the August Note). The August Note accrues interest at 6.25% per annum, has a five-year term and is secured by a lien against all the assets of the Company. The August Note is convertible into 96,250 shares of the Company's Series C-2 convertible preferred stock. The Series C-2 convertible preferred stock is in turn convertible into 523,809 shares of the Company's common stock, at the equivalent price of $5.25 per share of common stock. The May 2000 Note is convertible at the option of the noteholder.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         Total revenues for the quarters ended June 30, 2000 and 1999 were $312,000 and $662,000, respectively, a decrease of 53%. Total ProASIC product revenues for the second quarter of 2000 decreased to $312,000 from $482,000 in the second quarter of 1999. ProASIC product revenues in 2000 consisted entirely of deferred revenue from license fees from Rohm Co. Ltd that were collected in fiscal 1998. ProASIC revenue in the second quarter of 1999 consisted of $312,000 in deferred revenue from license fees and $170,000 in hardware sales of its 0.72-micron product that was terminated in 1999. Revenues in the year 2000, if any, will come from the Company's anticipated introduction of its 0.25-micron products. The Company began sampling its 0.25-micron product to initial customers in the first quarter of 1999 and began shipping engineering samples in limited volumes in the fourth quarter of 1999. The Company does not expect to begin shipment of pre-production quality parts for this family until the third quarter of 2000 and does not expect sales to reach a volume that could generate operating cash flow break-even in fiscal year 2000. While the Company expects to have the capacity to produce pre-production parts in volume in the third quarter of 2000 there can be no assurance that sales will indeed begin at that time, if at all. Nor can there be any assurance how many products will be introduced in 2000 or in what packages or volumes those products will ship or that units sold will be at prices that generate a positive gross margin. In addition, it is impossible to anticipate the degree of market acceptance of this new technology, or whether it will be accepted at all. Therefore neither revenues nor margins associated with the new 0.25-micron product can be predicted with any degree of accuracy. The Company's failure to introduce its 0.25-micron products on a timely basis and to achieve market acceptance of such products would have a material adverse effect on its business, financial condition and result of operations.

         Service revenues for the quarters ended June 30, 2000 and 1999 were $nil and $180,000, respectively. Service revenues in 1999 represent the Company's portion of a profit sharing agreement with the purchaser of the verification assets that were sold in 1997. The Company does not expect revenues from services in fiscal 2000.

         Total revenue for the six months ended June 30, 2000 decreased to $625,000 from $1,114,000 for the same period last year. Product revenue for the six months ended June 30, 2000 and 1999 was $625,000 and $624,000 respectively and for both periods, is derived solely from the amortization of deferred revenue. Service revenue was zero for the six months ended June 30, 2000; compared to $490,000 for the same period last year. The decline service revenue represents termination of the profit sharing arrangement with the purchaser of those assets.

GROSS PROFIT

         Gross profit for the quarters ended June 30, 2000 and 1999 was $237,000, and $330,000, respectively. Gross profit as a percentage of total revenues was 76% in the second quarter of 2000 and 50% in the second quarter of 1999.

         Gross profit from ProASIC product revenues for the quarter ended June 30, 2000 was $237,000, as compared to a gross profit of $150,000 at June 30, 1999. The increase in margin reflects slightly lower overhead costs required to maintain the company's manufacturing capabilities until product sales begin. The 0.25-micron product has not yet been manufactured in commercial quantities and commercial sales have not yet begun, therefore the gross profit from ProASIC products for the quarter does not in any way represent expected margins on this product family. Accordingly, the Company cannot predict its margins for the year 2000 with any degree of certainty.

         Gross profit from service revenues was $180,000 in the quarter ended June 30, 1999 and relates to maintenance contracts on the verification systems. The verification maintenance revenues and, hence, the related gross profits ceased in 1999 and, therefore, the Company does not expect any gross margin contribution from this source in fiscal 2000.

         Gross profit for the six-month period ended June 30, 2000 was $472,000 compared to $407,000 for the same period last year. The gross profit from product revenues was $472,000 or 76% of revenues, as compared to a gross profit of $55,000 for the same period last year. The costs incurred for the six-month period ended June 30, 2000 represents the overhead costs of maintaining the manufacturing function applied against the amortization of deferred revenue during the period. During the same period last year the company had higher overhead costs resulting in the lower margins. Gross profit from service revenues was zero for the six months ended June 30, 2000 compared to $352,000, or 72%, for the same period last year.

SALES AND MARKETING

         Sales and marketing expenses were $67,000 for the quarter ended June 30, 2000 and $197,000 for the quarter ended June 30, 1999. Expenses incurred in the second quarters of 2000 and 1999 related to the Company's efforts to support strategic initiatives and product designs and the 66% decline represents reduced headcount and expenses associated with new designs in 1999.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the quarter ended June 30, 2000 were $1,812,000 as compared to $1,079,000 for the quarter ended June 30, 1999. The increase in quarterly expenses is due to an increase in the number of engineering lots produced in order to resolve process related issues encountered in commercializing the manufacturing process for the 0.25-micron product. The Company expects quarterly research and development expenses to increase slightly over the remaining half of the year due to a continuation of the Company's efforts to stabilize and improve the current 0.25-micron product manufacturing process, the development of new products and the migration to smaller geometries.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended June 30, 2000 and 1999 were $904,000 and $693,000, respectively. The increase in the second quarter of 2000 is due to increased legal, investment banking and accounting fees as well as directors and officers insurance expenses incurred in connection with the Merger. G&A expenses could experience significant increases in future quarters due to additional legal and accounting expenses related to the Merger.

OTHER INCOME AND EXPENSES

         Other expenses for the quarter ended June 30, 2000 were $15,000 as compared to other expenses of $1,208,000 for the quarter ended June 30, 1999. The reduction in other expenses for the current quarter reflect lower interest expense due to the conversion of a $8.0 million convertible promissory note into common stock in May 2000, as more fully described in Note 2 above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of approximately $879,000 and a working capital deficit of $3.4 million. During the quarters ended June 30, 2000, and 1999, GateField incurred net losses of approximately $2.6 million and $2.8 million, respectively. The Company expects to continue to generate such losses for at least the remainder of 2000. In August 2000, the Company entered into a $2.75 million convertible promissory note that the

Company expects will cover its cash flow requirements through September 30, 2000. However, the Company estimates it will have exhausted all of its currently available capital resources on or about September 30, 2000.
Thus the Company will be unable to continue as a going concern if sufficient funding is not arranged before September 30, 2000.

         Cash used in operations was $5.3 million in the first six months of 2000 compared to the same amount of $5.3 million for the first six months of 1999. Net cash used by investing activities during the six-month period ended June 30, 2000 was $139,000 for acquisition of equipment. GateField expects it would need to invest a minimum of $700,000 and possibly as much as $1.5 million in mask sets for its new 0.25-micron and smaller geometries product in 2000, but does not anticipate any other significant capital asset acquisitions.

         Net cash provided by financing activities was $920,000 for the six months ended June 30, 2000, which represents the net proceeds of a $1.0 million convertible promissory note issued in May 2000 partially offset by the payment of long term obligations. Net cash provided by financing activities in the first six months of 1999 was $7.9 million and represents the net proceeds of an $8.0 million convertible promissory note issued in May 1999.

         The Company currently anticipates that capital in the aggregate principal amount of $3.0 million to $6.0 million would meet the Company's capital requirements through 2000 and an additional $6.0 million to $10.0 million would be needed through 2001. However, the Company's capital requirements may be greater than anticipated. There can be no assurance that such amounts, if available to the Company, will be sufficient to meet the Company's capital requirements.

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At June 30, 2000, the Company had cash and cash equivalents of approximately $879,000 and a working capital deficit of $3.4 million. During the six-month periods ended June 30, 2000 and 1999, the Company incurred net losses of approximately $3.9 million and $5.1 million, respectively. The Company has not reported an operating profit since fiscal 1995. In addition, a substantial number of parts will have to be sold on a quarterly basis before the Company can achieve quarterly profitability. Several factors, including gross margins, market acceptance and competitive factors, make it impossible to predict with any degree of assurance when or whether the Company will attain profitability. Accordingly, GateField cannot predict how long it will continue to experience significant or increasing operating and net losses, or whether or if it will become profitable. The Company expects to continue to generate such losses for at least the remainder of 2000. The Company expects that it will have utilized all of its currently available assets on or about September 30, 2000. If sufficient funding is not then available, the Company will be unable to continue as a going concern.

NO ASSURANCE OF FUTURE FUNDING

         GateField must continue to make significant investments in research and development to bring its technology to market and to remain competitive. Our future capital requirements will depend on many factors, including, among others: product development expense levels, investments in working capital, and the amount of income generated by operations, including royalty income and income deriving from the Actel relationship. To the extent that the Merger does not occur and existing resources and future earnings are insufficient to fund the Company's operations, GateField will need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders could be significantly reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

         The Company has historically funded its operations primarily through private equity and debt financings, sale and leaseback arrangements and bank financing and credit lines. If the Merger is not successful or adequate funds are not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations and indeed may be required to cease operations and seek bankruptcy protection. (See "Liquidity and Capital Resources"). Unless the Merger is consummated or the Company obtains additional funding, the Company will have utilized all its currently available resources on or about September 30, 2000.

         The Company currently anticipates that capital in the aggregate principal amount of $3.0 million to $6.0 million would meet the Company's capital requirements through 2000 and an additional amount of $6.0 million to $10.0 million would be needed through 2001. However, the Company's capital requirements may be greater than anticipated. There can be no assurance that such amounts, even if available to the Company, will be sufficient to meet the Company's capital requirements.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

         GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its of 0.25-micron generation products. GateField is currently completing testing of its 0.25-micron products and related software. The joint Actel/GateField marketing team began sampling initial customers in the first quarter of 1999 and began limited shipments of engineering samples to select customers in the fourth quarter of 1999. The Company currently believes it has a design capable of yielding pre-production parts however it has experienced significant lot-to-lot variation and has to date been unable to qualify its parts for production status and begin volume shipments to customers. No assurance can be given that the Company's design and manufacturing process issues can be resolved nor can the Company ensure introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, that they will achieve market acceptance. To the extent that the Company's development and commercialization efforts with respect to the 0.25-micron products are unsuccessful or if these products do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         GateField plans to initially produce its 0.25-micron products in relatively low volumes. Still, it will be competing with Infineon's internal requirements for production capacity and the attention of Infineon's process engineers. The company's reliance on Infineon to fabricate its 0.25-micron products involves significant risks, such as technical difficulties or damage to production facilities that could limit production and reduce yields, lack of control over capacity allocation and lack of control over delivery schedules. Also, these risks are increased by the fact that GateField does not have second source suppliers for any of its wafer products. GateField is working to bring up a second source but there can be no assurance that its efforts will be successful or that other factors will not interrupt supply.

         GateField has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the Company will not experience similar or more severe delays in the future. Although GateField has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to customers other than GateField or internal uses could delay manufacture of GateField products and interrupt GateField's capability to meet its product delivery obligations. Any inability or unwillingness of GateField's independent wafer manufacturers to provide adequate quantities of finished wafers to satisfy GateField's needs in a timely manner would delay production and product shipments and could have a material adverse effect on GateField's business, financial condition and results of operations. These risks are particularly pronounced with respect to the Company's current reliance on Infineon as the only manufacturer of the Company's 0.25-micron products.

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

         In the event the Merger does not occur, Actel will continue to market its own products, including products that are competitive with GateField's products. Accordingly, there is a risk that Actel may give higher priority to the Actel products, thus reducing its efforts to sell GateField's products. In addition, GateField's agreement with Actel is terminable by Actel under a variety of circumstances, including GateField's material breach of the product marketing agreement. As GateField would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with GateField would have a material adverse effect on GateField's business, financial condition and results of operations. In addition, if Actel's sales and marketing efforts do not achieve anticipated growth rates, GateField would be forced to reduce the amount of product that is manufactured. As a result, the Company's profit margins on future sales of higher cost products would be reduced because GateField would be unable to take full advantage of Infineon's manufacturing cost reductions.

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

         It is common in the semiconductor industry for independent wafer suppliers to experience lower than anticipated yields of usable die. For example, GateField experienced a yield problem at one of its independent wafer manufacturers in fiscal years 1997 and 1998 that was severe enough to have a material adverse effect on GateField's operating results. To the extent yields of usable die decrease, the average cost to GateField of each usable die increases, which reduces or eliminates gross margin.

         Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a Company such as GateField that does not operate its own manufacturing facility, but instead relies upon a single independent wafer manufacturer. Yield problems may also increase the time-to-market for GateField's products and create inventory shortages and dissatisfied customers. In 1999 and 2000 GateField experienced process problems at Infineon that caused the introduction of its 0.25-micron product family to be significantly delayed. Once production of commercially acceptable product begins GateField anticipates that yields for such products will initially be low. If such yields do not improve over time, the Company's business, financial condition and results of operations would be adversely affected.

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

         Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of GateField's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for GateField's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economics, which could materially adversely affect the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1*    Amended and Restated Agreement and Plan of Merger, dated May 31, 2000
10.2     Convertible Promissory Note--$1.0 million, dated May 25, 2000
10.3     Security Agreement, dated May 25, 2000
27.1     Financial Data Schedule

(b)      Reports on Form 8-K

None


-----------

* Exhibit 10.1 is incorporated herein by reference to the Company's amended and revised Schedule 14A, filed on August 17, 2000.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 21, 2000   GATEFIELD CORPORATION





                      /s/  Timothy Saxe
                      -------------------------------------
                      Timothy Saxe
                      President and Chief Executive Officer


                      /s/  James B. Boyd
                      -------------------------------------
                      James B. Boyd
                      Chief Financial Officer