Form 10-Q
period 2000-09-30
GATEFIELD CORP
filed 2000-11-13
CIK 727621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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
                                             ---  ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF EACH CLASS                  OUTSTANDING AT NOVEMBER 02, 2000
         -------------------                  --------------------------------
Common stock, par value $0.10 per share       6,177,163

                              GATEFIELD CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                 Number
 PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999                                                            3

              Condensed Consolidated Statements of Operations and Comprehensive
                Loss for the Three and Nine Months Ended September 30, 2000 and
                September 30, 1999                                                               4

              Condensed Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2000 and September 30, 1999                           5

              Notes to Condensed Consolidated Financial Statements,
               September 30, 2000                                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                            16


PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                             17

Item 3.    Defaults upon Senior Securities                                                       17

Item 4.    Submission of Matters to a Vote of Security Holders                                   17

Item 5.    Other Information                                                                     17

Item 6.    Exhibits and Reports on Form 8-K                                                      17

SIGNATURES                                                                                       18


                              GATEFIELD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,     December 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                       2000 (unaudited)   1999 (audited)
------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                 $     338         $   5,418
    Accounts receivable, less allowance for doubtful
          accounts of $6 in 2000 and $536 in 1999                                     -                33
    Other current assets                                                            186               205
                                                                              ---------         ---------
          Total current assets                                                      524             5,656

Property and equipment, net                                                       1,267             1,423
Other assets                                                                        100                 6
                                                                              ---------         ---------
          Total assets                                                        $   1,891         $   7,085
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                          $     128         $   1,586
    Accrued expenses                                                              1,151               825
    Deferred revenues                                                             2,651             3,562
    Current portion of long-term obligations                                        141               244
                                                                              ---------         ---------
          Total current liabilities                                               4,071             6,217

Long-term obligations                                                             3,750             8,079
                                                                              ---------         ---------
          Total liabilities                                                       7,821            14,296
Redeemable Preferred Stock-at redemption value:
    $0.10 par value; 2,000,000 shares authorized; shares issued
    and outstanding: 0 in 2000 and 318,000 in 1999                                    -             3,086
Stockholders' deficit:
       Common stock:
          $0.10 par value; 65,000,000 shares authorized; shares issued
          and outstanding: 6,177,000 in 2000 and 4,693,000 in 1999                  618               469
          Additional paid-in capital                                             97,400            86,307
    Accumulated other comprehensive loss                                           (469)             (489)
    Accumulated deficit                                                        (103,479)          (96,584)
                                                                              ---------         ---------
          Total stockholders' deficit                                            (5,930)          (10,297)
                                                                              ---------         ---------
          Total liabilities and stockholders' deficit                         $   1,891         $   7,085
                                                                              =========         =========

See Accompanying Notes To Condensed Consolidated Financial Statements

                              GATEFIELD CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,              September 30,       September 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2000          1999               2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Product                                                    $   312           $   377           $   937           $ 1,001
    Service                                                          -                33                 -               523
                                                                -------           ------           -------             ------
       Total revenues                                              312               410               937             1,524
                                                                -------           ------           -------             ------
Cost of revenues:
    Product                                                         87               395               240               964
    Service                                                          -                10                 -               149
                                                                -------           ------           -------             ------
       Total cost of revenues                                       87               405               240             1,113
                                                                -------           ------           -------             ------
       Gross margin                                                225                 5               697               411
                                                                -------           ------           -------             ------
Operating expenses:
    Sales and marketing                                             61               183               281               568
    Research and development                                     2,395             1,090             5,811             3,515
    General and administrative                                     714               661             1,380             2,094
                                                                -------           ------           -------             ------
       Total operating expenses                                  3,170             1,934             7,472             6,177
                                                                -------           ------           -------             ------

Operating loss                                                  (2,945)           (1,929)           (6,775)           (5,766)
                                                                -------           ------           -------             ------

Other income (expense):
    Interest expense, net                                          (47)              (66)             (129)           (1,287)
    Other income (expense), net                                     (1)              120                11                89
                                                                -------           ------           -------            -------
       Total other income (expense)                                (48)               54              (118)           (1,198)
                                                                -------           ------           -------            -------
Net loss                                                        (2,993)           (1,875)           (6,893)           (6,964)

Other comprehensive gain (loss):
    Currency translation adjustments                                 -                93               (20)              128
                                                                -------           ------           -------           --------
Comprehensive loss                                             $(2,993)          $(1,782)          $(6,913)          $(6,836)
                                                                ========         =======           ========          =========

Loss attributable to common stockholders                       $(2,994)          $(1,876)          $(6,896)          $(6,967)
                                                                ========         =======           ========          =========

Basic and diluted net loss per share                           $ (0.49)          $ (0.44)          $ (1.28)          $ (1.65)
                                                                ========         =======           ========          =========

Basic and diluted weighted average shares outstanding            6,170             4,222             5,394             4,211
                                                                ========         =======           ========          =========

See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended September 30,
(In thousands)                                                                    2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                  $  (6,893)          $  (6,964)
    Reconciliation to net cash used in operating activities:
       Depreciation and amortization                                                264                 695
       Non-cash subordinated convertible debt interest                                -               1,231
       Changes in assets and liabilities:
         Accounts receivable                                                         33                 412
         Inventories                                                                 -                 (358)
         Other assets                                                               (75)               (479)
         Accounts payable and accrued expenses                                   (1,127)               (118)
         Deferred revenues                                                         (911)               (800)
                                                                                --------             ------
            Net cash used in operating activities                                (8,709)             (6,381)
                                                                                --------            -------
    Investing activities:
     Property and equipment purchases, net                                         (108)               (830)
                                                                                --------           --------
            Net cash provided (used) in investing activities                       (108)               (830)
                                                                                 --------          --------
    Financing activities:
     Proceeds from issuance of convertible note                                   3,750                8,000
     Proceeds from issuance of common stock                                         149                3,226
     Principal payments on long term debt & capital lease obligations              (182)               (329)
                                                                                 --------          --------
           Net cash provided by financing activities                              3,717               10,897

    Effect of exchange rate changes on cash and cash equivalents                     20                (118)
                                                                                 --------          --------

    Net change in cash and cash equivalents                                      (5,080)               3,568

    Cash and cash equivalents, beginning of period                                5,418                3,832
                                                                                 -------           --------

    Cash and cash equivalents, end of period                                  $     338             $  7,400
                                                                                ==========         ========

Supplemental disclosure of cash flow information:
    Cash activities:
       Cash paid during the year for interest                                 $      26             $    159



See Accompanying Notes To Condensed Consolidated Financial Statements.

                              GATEFIELD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarters ended September 30, 2000 and 1999, GateField Corporation, ("GateField" or the "Company") incurred net losses of approximately $2,993,000 and $1,782,000, respectively. Additionally, the Company had stockholders' deficits of approximately $5,930,000 at September 30, 2000 and $10,297,000 at December 31, 1999, and is highly dependent on obtaining additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of the Company to continue as an independent going concern for a reasonable period of time.

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

         Interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company's interim fiscal quarters ended on September 30, 2000 and 1999, respectively. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2.   CONVERTIBLE PROMISSORY NOTE

         In August 2000, the Company issued a convertible promissory note in the aggregate principal amount of $2,750,000 (the "August 2000 Note"). The August 2000 Note accrues interest at 6.25% per annum, has a five-year term and is secured by a lien against all the assets of the Company. The August 2000 Note is convertible into 96,250 shares of the Company's Series C-2 convertible preferred stock. The Series C-2 convertible preferred stock is in turn convertible into 523,810 shares of the Company's common stock, at the equivalent price of $5.25 per share of common stock. The August 2000 Note is convertible at the option of the noteholder.

3. SUBSEQUENT EVENTS

CONVERTIBLE PROMISSORY NOTE

         In October 2000, the Company issued a convertible promissory note in the aggregate principal amount of $3,250,000 (the "October 2000 Note"). The October 2000 Note accrues interest at 5.96% per annum, has a five-year term and is secured by a lien against all the assets of the Company. The October 2000 Note is convertible into 113,750 shares of the Company's Series C-2 convertible preferred stock. The Series C-2 convertible preferred stock is in turn convertible into 619,048 shares of the Company's common stock, at the equivalent price of $5.25 per share of common stock. The October 2000 Note is convertible at the option of the noteholder.

SPECIAL MEETING OF STOCKHOLDERS

         On November 10, 2000, the Company held a Special Meeting of its stockholders to approve and adopt an

Amended and Restated Agreement and Plan of Merger dated May 31, 2000 by and among the Company, Actel Corporation, a California corporation and a principal stockholder of the Company ("Actel"), GateField Acquisition Corporation, a Delaware Corporation and wholly-owned subsidiary of Actel ("GAC"), and Idanta Partners Ltd., a Texas Limited Partnership and principal stockholder of the Company. Pursuant to this agreement, GAC will merge with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Actel. Results of the Special Meeting may be found in "Submission of Matters to a Vote of Security Holders" at page 17 below.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Total revenues for the quarters ended September 30, 2000 and 1999 were $312,000 and $410,000, respectively, a decrease of 24%. Total ProASIC product revenues for the third quarter of 2000 decreased to $312,000 from $377,000 in the third quarter of 1999. ProASIC product revenues in 2000 consisted entirely of deferred revenue from license fees from Rohm Co. Ltd that were collected in fiscal 1998. ProASIC revenue in the third quarter of 1999 consisted of $312,000 in deferred revenue from license fees and $65,000 in hardware sales of its 0.72-micron product that was terminated in 1999. Revenues in the year 2000, if any, will come from the Company's anticipated introduction of its 0.25-micron products. The Company began sampling its 0.25-micron product to initial customers in the first quarter of 1999 and began shipping engineering samples in limited volumes in the fourth quarter of 1999. The Company does not expect to begin shipment of pre-production quality parts for this family until the fourth quarter of 2000 and does not expect sales to reach a volume that could generate operating cash flow break-even for at least the next two quarters. . While the Company expects to have the capacity and capability to produce pre-production parts in the fourth quarter of 2000 there can be no assurance that sales will indeed begin at that time, if at all. Nor can there be any assurance how many products will be introduced in 2000 or in what packages or volumes those products will ship. In addition, it is impossible to anticipate the degree of market acceptance of this new technology, or whether it will be accepted at all Therefore, the revenues associated with the new 0.25-micron product cannot be predicted with any degree of accuracy. The Company's failure to introduce its 0.25-micron products and to achieve market acceptance of such products on a timely basis would have a material adverse effect on its business, financial condition and result of operations.

         Service revenues for the quarters ended September 30, 2000 and 1999 were $0 and $33,000, respectively. Service revenues in 1999 represent the Company's portion of a profit sharing agreement with the purchaser of the verification assets that were sold in 1997. The Company does not expect revenues from services in fiscal 2000.

         Total revenue for the nine months ended September 30, 2000 decreased to $937,000 from $1,524,000 for the same period last year. Product revenue for the nine months ended September 30, 2000 and 1999 was $937,000 and $1,001,000 respectively. Product revenue for the nine months ended September 30, 2000 is derived solely from the amortization of deferred revenue. For the first nine months of 1999, $872,000 was from deferred revenue and $65,000 from sale of our 0.72-micron product. Service revenue was $0 for the nine months ended September 30, 2000, compared to $523,000 for the same period last year. The decline in service revenue represents termination of the profit sharing arrangement with the purchaser of those assets.

GROSS PROFIT

         Gross profit for the quarters ended September 30, 2000 and 1999 was $225,000, and $5,000, respectively. Gross profit as a percentage of total revenues was 72% in the third quarter of 2000 and 1% in the third quarter of 1999. The cost of sales in the current quarter represents manufacturing overhead and is unrelated to the deferred revenue which made up all of the sales for the period and therefore the 72% margin does not represent expected margins on the new 0.25-micron product and thus the results of the quarter should not be used as a basis for predicting future financial results.

         Gross profit from ProASIC product revenues for the quarter ended September 30, 2000 was $225,000, as compared to a gross loss of $18,000 for the quarter ended September 30, 1999. The 0.25-micron product has not yet been manufactured in commercial quantities and commercial sales have not yet begun, therefore the gross profit from ProASIC products for both quarters does not in any way represent expected margins on this product family. Accordingly, the Company cannot predict its margins for the balance of 2000 or the year 2001 with any degree of certainty.

         Gross profit from service revenues was $23,000 in the quarter ended September 30, 1999. Verification maintenance revenues and, hence, the related gross profits, ceased in 1999 and, therefore, the Company does not expect any gross margin contribution from this source in fiscal 2000.

         Gross profit for the nine-month period ended September 30, 2000 was $697,000 compared to $411,000 for the same period last year. The gross profit from product revenues was $697,000 or 74% of revenues, as compared to a gross profit of $37,000 for the same period last year. The costs incurred for the nine-month period ended September 30, 2000 represents the overhead costs of maintaining the manufacturing function applied against the amortization of deferred revenue during the period. The 74% margin, therefore, does not represent expected margins on the new 0.25-micron product and the results of the nine-month period should not be used as a basis of predicting future financial results. During the same nine-month period last year the Company had 0.72-micron product sales with very low margins plus higher overhead costs resulting in the low overall margins. Gross profit from service revenues was $0 for the nine months ended September 30, 2000 compared to $374,000, or 72%, for the same period last year.

SALES AND MARKETING

         Sales and marketing expenses were $61,000 for the quarter ended September 30, 2000 and $183,000 for the quarter ended September 30, 1999. Expenses incurred in the third quarters of 2000 and 1999 related to the Company's efforts to support strategic initiatives and product designs and the 67% decline represents reduced headcount. For each nine-month period the Company had sales and marketing expenses of $281,000 and $568,000 in 2000 and 1999 respectively. The reduction represents reduced headcount as well as reduced costs associated with new designs in 1999.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the quarter ended September 30, 2000 were $2,395,000 as compared to $1,090,000 for the quarter ended September 30, 1999. The majority of the increase in quarterly expenses is due to an increase in the number of engineering lots produced in order to resolve process related issues encountered in commercializing the manufacturing process for the 0.25-micron product, however, there have also been small increases due to new product development. Research and development expenses also increased significantly, for the same reasons stated above, for the nine-month period ended September 30, 2000 to $5,811,000 as compared to $3,515,000 for the same period of 1999. The Company expects expenses due to process related issues to decline over the next two quarters, and expenses due to new product development and non-reoccurring engineering expenses related to manufacturing processes to increase. The Company expects that, depending on the exact timing, research and development expenses may increase slightly before declining to a level that is somewhat higher than at the quarter ended September 30, 1999.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended September 30, 2000 and 1999 were $714,000 and $661,000, respectively. The increase in the third quarter of 2000 is due to increased legal, investment banking and accounting fees as well as directors and officers insurance expenses incurred in connection with the Company's merger with GAC. General and administrative expenses could experience significant increases in future quarters due to additional legal and accounting expenses related to the merger and interim financings. General and Administrative expenses for the nine-month period ended September 30, 2000 and 1999 were $1,380,000 and $2,094,000 respectively.

OTHER INCOME AND EXPENSES

         Other income and expenses for the quarter ended September 30, 2000 resulted in an expense of $48,000 as compared to other income of $54,000 for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of approximately $338,000 and a working capital deficit of $3,500,000. During the quarters ended September 30, 2000, and 1999, GateField incurred net losses of approximately $3,000,000 and $1,900,000, respectively. The Company expects to continue to generate such losses for at least the next two quarters. In October 2000, the Company entered into a $3,250,000 convertible promissory note that the Company expects will cover its cash flow requirements through December 31, 2000.

         Cash used in operations was $8,700,000 in the first nine months of 2000 compared to $6.4 million for the first nine months of 1999. Net cash used in investing activities during the nine-month periods ended September 30, 2000 and 1999 was $108,000 for acquisition of equipment and $830,000 in expenses related to the Company's move of its office to a new leased facility, respectively. The Company expects it would need to invest a minimum of $700,000 and possibly as much as $1,500,000 in mask sets for its next generation of products in the next two quarters, but does not anticipate any other significant capital asset acquisitions.

         Net cash provided by financing activities was $3,700,000 for the nine months ended September 30, 2000, which represents the net proceeds from a $1,000,000 and a $2,750,000 convertible promissory note issued in May and August 2000, respectively. Net cash generated by financing activities in the first nine months of 1999 was $10,900,000 and represents the net proceeds of an $8,000,000 convertible promissory note issued in May 1999 and $3,200,000 from the sale of common stock.

         The Company estimates it will exhaust its capital resources by the end of 2000 and anticipates that additional capital in the amount of $8,000,000 to $12,000,000 would be needed to meet its capital requirements through 2001. In addition, even more capital may be required for the 0.25-micron product to achieve commercial viability. The Company's capital requirements may actually be greater than anticipated. There can be no assurance that such amounts, if available to the Company, will be sufficient to meet the Company's capital requirements.

FACTORS AFFECTING FUTURE RESULTS

IMMEDIATE NEED FOR ADDITIONAL FUNDING

         At September 30, 2000, the Company had cash and cash equivalents of approximately $338,000 and a working capital deficit of $3,500,000. During the nine-month periods ended September 30, 2000 and 1999, the Company incurred net losses of approximately $6,900,000 and $7,000,000, respectively. The Company has not reported an operating profit since fiscal 1995. In addition, a substantial number of parts will have to be sold on a quarterly basis before the Company can achieve quarterly profitability. Several factors, including gross margins, market acceptance and competitive factors, make it impossible to predict with any degree of assurance when or whether the Company will attain profitability. Accordingly, GateField cannot predict how long it will continue to experience significant or increasing operating and net losses, or whether or if it will become profitable. The Company expects to continue to generate such losses for at least the next two quarters. The Company expects that it will have utilized all of its currently available assets on or about December 31, 2000. If sufficient funding is not then available, the Company will be unable to continue as a going concern.

NO ASSURANCE OF FUTURE FUNDING

         GateField must continue to make significant investments in research and development to bring its technology to market and to remain competitive. Our future capital requirements will depend on many factors, including, among others: product development expense levels, investments in working capital, and the amount of income generated by operations, including royalty income and income deriving from the Actel relationship. To the extent that the Company's merger with GAC remains unconsummated, and existing resources and future earnings are insufficient to fund the Company's operations, GateField will need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

         The Company has historically funded its operations primarily through private equity and debt financings, sale and leaseback arrangements and bank financing and credit lines. If the merger with GAC is not successful or adequate funds are not available, the Company would be required to delay, limit or eliminate some or all of its proposed operations and indeed may be required to cease operations and seek bankruptcy protection. (See "Liquidity and Capital Resources"). Unless the Merger is consummated or the Company obtains additional funding, the Company will have utilized all its currently available resources on or about December 31, 2000.

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT OF 0.25-MICRON PRODUCTS

         GateField's success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, especially the timely introduction of its of 0.25-micron generation products. GateField is currently completing testing of its 0.25-micron products and related software. The joint Actel/GateField marketing team began sampling initial customers in the first quarter of 1999 and began limited shipments of engineering samples to select customers in the fourth quarter of 1999. The Company currently believes it has a design and process capable of yielding pre-production status parts however it must complete reliability tests before it can begin shipping pre-production status parts. Based on its current beliefs, the Company expects to achieve pre-production qualification before the end of 2000, and production qualification during the first quarter of 2001. No assurance can be given that the Company's design and manufacturing process issues have been resolved nor can the Company ensure its current introduction schedules for such products will be met. Moreover, there can be no assurances that, even if such products are introduced into the market on a timely basis, they will be successfully developed or that they will achieve market acceptance. To the extent that the Company's development and commercialization efforts with respect to the 0.25-micron products are unsuccessful or if these products do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON INDEPENDENT WAFER MANUFACTURERS

         GateField does not manufacture any of the wafers used in the production of its products, including its 0.25-micron ProASIC products. This dependence on independent wafer manufacturers puts the Company at risk should its suppliers be unable or unwilling to produce the Company's products.

         Currently, Infineon manufactures the Company's 0.25-micron ProASIC products at their wafer fabrication facility located in Dresden, Germany. This dependence on a single foundry subjects the Company to risks associated with an interruption or reduction of supply from a single source.

         The Company plans to initially produce its 0.25-micron products in relatively low volumes. Still, it will be competing with Infineon's internal requirements for production capacity and the attention of Infineon's process engineers. The company's reliance on Infineon to fabricate its 0.25-micron products involves significant risks, such as technical difficulties or damage to production facilities that could limit production and reduce yields, lack of control over capacity allocation and lack of control over delivery schedules. Also, these risks are increased by the fact that he Company does not have second source suppliers for any of its wafer products. the Company is working to bring up a second source but there can be no assurance that its efforts will be successful or that other factors will not interrupt supply.

         The Company has in the past experienced delays in obtaining wafers from its foundries, and there can be no assurance that the Company will not experience similar or more severe delays in the future. Although the Company has supply agreements with Infineon, a shortage of raw materials or production capacity could lead Infineon to allocate available capacity to other customers or internal uses could delay manufacture of the Company's products and interrupt the Company's capability to meet its product delivery obligations. Any inability or unwillingness of the Company's independent wafer manufacturers to provide adequate quantities of finished wafers to satisfy the Company's needs in a timely manner would delay production and product shipments and could have a material adverse effect on the Company's business, financial condition and results of operations. These risks are particularly pronounced with respect to the Company's current reliance on Infineon as the only manufacturer of the Company's 0.25-micron products.

         If GateField's independent wafer manufacturers were unable or unwilling to manufacture its products as required, the Company would have to identify and qualify additional foundries. The development and qualification process typically takes one year or longer. No assurance can be given that any additional qualified wafer foundries would become available or be able to satisfy the Company's requirements on a timely basis. In particular, the Company has invested significant amounts of time and resources in working with Infineon to develop and improve the manufacturing processes relating to the 0.25-micron product family. Although Infineon has also invested significant resources into its relationship with the Company, if Infineon were unable or unwilling to manufacture such products as anticipated, the Company would be unable to introduce such products to market on a timely basis, which would have a material adverse effect on the Company's business, financial condition and results on operations.

RELIANCE ON ACTEL RELATIONSHIP

         In August 1998, the Company entered into a strategic relationship with Actel. In a product marketing agreement, Actel acquired the exclusive right to distribute standard ProASIC products based on 0.25-micron and smaller geometries. In connection with the formation of the alliance, the Company terminated its entire sales force and does not anticipate creating a new sales force in the foreseeable future. Consequently, the Company is highly dependent on Actel's sales efforts and the success of its sales force in marketing the 0.25-micron products.

         In the event the merger with GAC does not occur, Actel will continue to market its own products, including products that are competitive with the Company's products. Accordingly, there is a risk that Actel may give higher priority to the Actel products, thus reducing its efforts to sell the Company's products. In addition, the Company's agreement with Actel is terminable by Actel under a variety of circumstances, including the Company's material breach of the product marketing agreement. As the Company would require significant amounts of time and resources to rebuild its sales force, reduction in sales efforts by Actel or a termination of its agreement with the Company would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if Actel's sales and marketing efforts do not achieve anticipated growth rates, the Company would be forced to reduce the amount of product that is manufactured. As a result, the Company's profit margins on future sales of higher cost products would be reduced because the Company would be unable to take full advantage of Infineon's manufacturing cost reductions.

         The product marketing agreement with Actel contains certain milestones relating to the development schedule and manufacturing costs of the 0.25-micron product family. The agreement also contains Actel milestones with respect to the marketing and sale of the 0.25-micron products (including certain revenue targets). If the Company fails to achieve such cost milestones, it must notify Actel and seek their consent to its corrective action. The Company has so notified Actel and the two companies are jointly working on corrective measures. Should Actel decide it is not in their best interest to support these corrective actions it may take the Company longer to resolve the delays. Loss of cooperation and support from Actel could divert resources from other development efforts and disrupt the Company's development efforts with respect to the 0.25-micron product family. The delays in meeting the Company's milestones relieve Actel from its milestones as set forth in the Product Marketing Agreement. Such consequences of the Company's failure to achieve its milestones could have a material adverse effect on the Company's business, financial condition and results of operations.

         After the merger with GAC is completed, the Company will continue as a wholly-owned subsidiary of Actel.

COMPETITION

         The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. The Company's existing competitors include suppliers of conventional gate arrays, complex programmable logic devices ("CPLDs") and FPGAs. The Company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. The Company also faces competition in the future from major domestic and international semiconductor suppliers and suppliers of logic products based on new or emerging technologies. Given the intensity of the competition and the research and development being done, no assurance can be given that the Company's technology--or patents--will remain competitive.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's success is dependent in large part on the continued service of its key management, engineering, marketing and support employees. Competition for qualified personnel, particularly skilled IC engineers, is intense in the semiconductor industry. The loss of current key employees, or the inability of the Company to attract other qualified personnel, could have a material adverse effect on the Company. The Company does not have employment agreements with any of its key employees, but it does have standard non-disclosure agreements with all technical and management employees and it does have indemnity agreements with Dr. Timothy Saxe, its chief executive officer, president and chief operating officer, and James B. Boyd, its chief financial officer.

PRICE EROSION

         The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry in general, and for the Company's products in particular; have declined significantly over the life of each product. Moreover, the Company is highly dependent on Actel for the marketing of the Company's next generation of ProASIC products. While the Company expects that the average selling prices of its products will be reduced over time as the Company achieves manufacturing cost reductions, the Company may from time to time be required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, the Company occasionally approves price reductions on specific sales to meet competition. If these reductions are not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices of the Company's products will reduce gross margins and could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING YIELDS

         GateField depends upon its independent wafer manufacturers to produce wafers with acceptable yields and to deliver them in a timely manner. Currently, substantially all of the Company's revenues are derived from products based on GateField's proprietary ProASIC technology. Successful implementation of ProASIC technology requires a high degree of coordination between GateField and its independent wafer manufacturers. In particular, with respect to the manufacture of 0.25-micron products, Infineon will require significant lead-time to reach volume production on new processes. Accordingly, no assurance can be given that volume production or acceptable yields with respect to the 0.25-micron product family will be achieved on a timely basis or at all.

         The manufacture of high-performance ProASIC products is a complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries of the 0.25-micron products would adversely affect its business, financial condition and results of operations.

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

SUPPLY PROBLEMS

         In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested for performance. The manufacture, assembly and testing of semiconductor products are highly complex and subject to a wide variety of risks, including contaminants in materials, contaminants in the environment and performance failures by personnel and equipment. Any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

         It is common in the semiconductor industry for independent wafer suppliers to experience lower than anticipated yields of usable die. For example, the Company experienced a yield problem at one of its independent wafer manufacturers in fiscal years 1997 and 1998 that was severe enough to have a material adverse effect on the Company's operating results. To the extent yields of usable die decrease, the average cost to the Company of each usable die increases, which reduces gross margin.

         Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as GateField that does not operate its own manufacturing facility, but instead relies upon a single independent wafer manufacturer. Yield problems may also increase the time-to-market for GateField's products and create inventory shortages and dissatisfied customers. In 1999 and 2000 the Company experienced process problems at Infineon that caused the introduction of its 0.25-micron product family to be significantly delayed. Once production of commercially acceptable product begins the Company anticipates that yields for such products will initially be low. If such yields do not improve over time, the Company's business, financial condition and results of operations would be adversely affected.

         Although the Company has overcome such difficulties in the past, no assurance can be given that it will be able to do so with respect to its 0.25-micron product family. Nor can any assurance be given that the Company will not experience wafer supply problems in the future, or that any such problem would not have a material adverse effect on its business, financial condition and results of operations. See "Dependence on Independent Wafer Manufacturer."

PATENT INFRINGEMENT

         Although the Company has obtained patents covering aspects of its ProASIC and related technologies, no assurance can be given that GateField's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. As is typical in the semiconductor industry, the Company from time to time receives communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim against the Company, the Company could be required to discontinue the use of certain processes or cease the use, import and sale of infringing products, to pay substantial damages and to develop non-infringing technologies or to acquire licenses to the alleged infringed technology. The Company's business, financial condition and results of operations could be materially and adversely affected by such developments. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

PROTECTION OF INTELLECTUAL PROPERTY

         The Company has historically devoted significant resources to research and development. It believes that the intellectual property derived from research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. The Company relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by GateField will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which its products are or may be developed, manufactured or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Failure of the Company to enforce its patents or copyrights or to protect its trade secrets could have a material adverse effect on its business, financial condition and results of operations.

RELIANCE ON INTERNATIONAL SALES

         The Company expects that revenues indirectly derived from international sales will represent a significant portion of the Company's total revenues received through its marketing relationship with Actel. Further, such foreign sales are denominated in U.S. dollars. Therefore, the Company's products become less price competitive in countries with currencies that are declining in value against the dollar. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements and the impact of recessionary environments in economies outside the United States.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

         The market for the Company's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. All of these factors make the timely introduction of new products a critical objective of the Company. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels, including the timely introduction of its 0.25-micron ProASIC products.

         In evaluating new product decisions, the Company must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances and failure to coordinate the design and development of silicon and associated software products each could have a material adverse effect on the Company's business, financial condition and results of operation.

         In addition, there are greater technological and operational risks associated with new products. Several factors could have a material adverse effect on the Company's business, financial condition and results of operations: the inability of Infineon to produce the 0.25-micron products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software or programming failures; and any related product returns. No assurance can be given that any other new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of the Company or its strategic partners to successfully define, develop, market, manufacture, assemble or test competitive new products could have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE ON INTERNATIONAL OPERATIONS

         The Company buys all of its wafers from foreign foundries and has most of its commercial products assembled, packaged and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions and other disruptions or delays in production or shipments, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

"BLANK CHECK" PREFERRED STOCK

         GateField's Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of "blank check" preferred stock (of which 35,000 shares remain available for issuance), with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board is empowered, without approval by holders of the Company's common stock, to issue preferred stock with dividend, liquidation, redemption, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. Issuance of the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company. In addition, such issuance could adversely affect the market price of the Company's common stock. In order to raise capital, the Company may issue additional shares of its preferred stock in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchanged.

         INTEREST RATE RISK. The Company maintains its funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than eighteen months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

         FOREIGN CURRENCY EXCHANGE RATE RISK. GateField's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK, German and Japanese subsidiaries. The Company closed these subsidiaries in 1999 and only has some insignificant cash balances remaining in these countries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, mark, yen or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, mark or yen against the U.S. dollar. Consequently, the Company does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

         Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economics, which could materially adversely affect the Company.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2000, the Company held a Special Meeting of Stockholders to vote on the matters described below.

     I. Approval and adoption of an Amended and Restated Agreement and Plan of Merger dated May 31, 2000, pursuant to which GAC will merge with and into the Company, with the Company continuing as the surviving corporation and wholly-owned subsidiary of Actel.

                         For............... 3,679,379
                         Against...........   146,507
                         Abstain...........    15,845

     II. To adjourn the Special Meeting to a future date, if necessary to seek additional votes, and to transact such business as may properly come before the Special Meeting.

                         For............... 3,685,193
                         Against...........   125,197
                         Abstain...........    31,341


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Convertible Promissory Note--$2.75 million, dated August 2, 2000.
10.2     Convertible Promissory Note--$3.25 million, dated October 6, 2000.
27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000   GATEFIELD CORPORATION





                      /s/  Timothy Saxe
                      -------------------------------------
                      Timothy Saxe
                      President and Chief Executive Officer


                      /s/  James B. Boyd
                      -------------------------------------
                      James B. Boyd
                      Chief Financial Officer